Form 10QSB
period 1997-06-30
ROCKDALE NATIONAL BANCSHARES INC
filed 1997-08-13
CIK 1036757

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                   Commission File Number:
      June 30, 1997                                 333-24435


                       ROCKDALE NATIONAL BANCSHARES, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


       Georgia                                              58-2292563
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

P.O. Box 82030, Conyers, Georgia                                 30013
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:     (770) 760-7573
                          ------------------------------------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes                  No  X
              -----               -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $1.00 Par Value                         -0-
------------------------------------    ---------------------------------------
                Class                        Outstanding as of July 31, 1997

Transitional Small Business Disclosure Format:

           Yes                  No  X
              -----               -----

                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.
------    ---------------------

                       ROCKDALE NATIONAL BANCSHARES, INC.
                       (A Development Stage Corporation)



                                 BALANCE SHEET
                                 June 30, 1997
================================================================================

ASSETS

Cash
  Operating                                                         $     1,310
  Held in escrow                                                          2,110
Investments--held to maturity                                         1,320,000
Fixed Assets                                                            861,522
Accrued interest receivable                                               1,455
Prepaid expenses                                                          4,967
Deferred organizational cost                                             28,272
Deferred subscription cost                                                7,926
                                                                     ----------
       TOTAL ASSETS                                                 $ 2,227,562
                                                                     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Notes payable
  Operating                                                         $   186,000
  Fixed Assets                                                          819,817
                                                                     ----------
       TOTAL LIABILITIES                                              1,005,817
                                                                     ----------

STOCKHOLDERS' EQUITY

 Common stock, par value $1.00 per share; 10,000,000 shares
  authorized; 132,200 shares subscribed                                 132,200
Additional paid-in capital                                            1,189,800
Deficit accumulated during the development stage                       (100,255)
                                                                     ----------
       TOTAL STOCKHOLDERS' EQUITY                                     1,221,745
                                                                     ----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 2,227,562
                                                                     ==========



See accompanying notes to financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                       (A Development Stage Corporation)


                            STATEMENT OF OPERATIONS
      For the Period from Inception (February 13, 1997) to June 30, 1997
================================================================================

INCOME:

     Interest                                                  $      1,455
     Other                                                               -
                                                                -----------
              TOTAL INCOME                                            1,455
                                                                -----------
EXPENSES
     Interest expense                                                10,084
     Consulting fees                                                 74,298
     Legal services                                                   3,749
     Secretarial services                                             3,297
     Other                                                           10,282
                                                                -----------
              TOTAL EXPENSES                                        101,710
                                                                -----------

              NET LOSS BEFORE INCOME TAXES                         (100,255)

INCOME TAXES                                                             -
                                                                -----------

     NET LOSS                                                  $  (100,255)
                                                                ===========


See accompanying notes to financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                       (A Development Stage Corporation)



                       STATEMENT OF STOCKHOLDERS' EQUITY
      For the Period from Inception (February 13, 1997) to June 30, 1997
=======================================================================================================================
                                                                                         Deficit
                                                                                       Accumulated
                                                                       Additional       During the
                                                       Common           Paid-in        Development
                                                       Stock            Capital           Stage                Total
                                                      --------        -----------      -----------        -------------
Proceeds from the sale of organizational shares     $       50       $        450     $     --           $          500

Proceeds from the stock subscriptions received         132,200          1,189,800           --                1,322,000

Surrender of organizational shares                         (50)              (450)          --                     (500)

Net loss                                                --                 --              (100,255)           (100,255)
                                                     ---------        -----------      ------------       -------------
Balance, June 30, 1997                              $  132,200       $  1,189,800     $    (100,255)     $    1,221,745
                                                     =========        ===========      ============       =============



See accompanying notes to financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                       (A Development Stage Corporation)

                            STATEMENT OF CASH FLOWS
      For the Period from Inception (February 13, 1997) to June 30, 1997
================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $   (100,255)
     Adjustments to reconcile net income to net cash
         provided by operating activities:
     Increase in accrued interest receivable                                          (1,455)
     Increase in other assets                                                         (4,967)
     Increase in deferred cost                                                       (36,198)
                                                                                ------------

                  NET CASH USED BY OPERATING ACTIVITIES                             (142,875)
                                                                                ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of investment securities--held to maturity                          (1,320,000)
     Purchase of premises and equipment                                             (861,522)
                                                                                ------------
                  NET CASH USED BY INVESTING ACTIVITIES                           (2,181,522)
                                                                                ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the sale of organizational shares                                     500
     Proceeds from loan by organizers                                                 85,000
     Proceeds from loan--operating                                                   186,000
     Proceeds from loan--fixed assets                                                819,817
     Proceeds from common stock subscriptions                                      1,322,000
     Repayment of loan by organizers                                                 (85,000)
     Repayment of organizational shares                                                 (500)
                                                                                ------------

                  NET CASH PROVIDED BY FINANCING ACTIVITIES                        2,327,817
                                                                                ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              3,420

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          --
                                                                                ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      3,420
                                                                                ============

See accompanying notes to financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                       (A Development Stage Corporation)

                         NOTES TO FINANCIAL STATEMENTS

================================================================================



(1)      ORGANIZATION

         Rockdale National Bancshares, Inc. (the "Company") was formed to establish Rockdale National Bank (the "Bank"). The organizers of the Company filed a joint application to charter the Bank with the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC"). Upon receipt of preliminary approval from the OCC, the Company will file an application with the Board of Governors of the Federal Reserve System and the Georgia Department of Banking and Finance to become a bank holding company. Provided the necessary capital is raised and the necessary regulatory approvals are received, it is expected that operations will commence in the fourth quarter of 1997.

         The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry.

         The Company plans to raise a minimum of $6,100,000 through an offering of its $1.00 par value common stock. The organizers and directors expect to subscribe for a minimum of approximately $1,550,000 of the Company's stock.

         Upon the completion of the sale of common stock and the opening of the Company, incurred organization costs, estimated to be $24,000 (consisting principally of legal, accounting and incorporation fees), will be deferred and amortized over the Company's initial sixty months of operations. Offering expenses, estimated to be $17,500 (consisting principally of direct, incremental costs of the stock offering), will be deducted from the proceeds of the offering, and pre-opening expenses (consisting principally of salaries, overhead and other operating costs) will be charged against the initial period's operating results.

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from bank.

(2)      LIQUIDITY AND GOING CONCERN CONSIDERATIONS

         The Company incurred a net loss of $100,255 for the period from inception (February 13, 1997) to June 30, 1997. Operations through June 30, 1997, relate primarily to expenditures for incorporating and organizing the Company.

         In the early stages of organization, the Company was totally funded by the organizers. In April 1997, the organizers established lines of credit to pay back the organizers (without interest) and provide additional operating funds until permanent funding is obtained. See Note 3. Management believes that the current level of expenditures is well within the financial capabilities of the organizers and adequate to meet existing obligations and fund current operations. However, obtaining final regulatory approvals and commencing banking operations is dependent on successfully completing the stock offering and obtaining regulatory approval.

         To provide permanent funding for its operations, the Company is currently offering a minimum of 610,000 and a maximum of 800,000 shares of its common stock, $1.00 par value, at

                      ROCKDALE NATIONAL BANCSHARES, INC.
                       (A Development Stage Corporation)

                         NOTES TO FINANCIAL STATEMENTS

================================================================================


$10.00 per share in an initial public offering. Costs related to the organization and registration of the Company's common stock will be paid from the gross proceeds of the offering. Should subscriptions for the minimum offering not be obtained, amounts paid by subscribers with their subscriptions will be returned and the offer withdrawn.

(3)      NOTES PAYABLE

         On April 2, 1997, the organizers obtained a $450,000 line of credit from a bank at .5% below adjustable prime rate or currently 8%. The line of credit is unsecured and requires interest only payments on a quarterly basis, with total principal plus interest due at maturity on July 2, 1998. Personal guarantees of the organizers were required by the lender. This line of credit is intended to fund the branch building purchase and renovations. As of June 30, 1997, approximately $399,900 has been drawn against the line of credit.

         On April 4, 1997, the organizers obtained a $300,000 line of credit from a bank at .5% below adjustable prime rate or currently 8%. The line of credit is unsecured and requires interest only payments on a quarterly basis, with total principal plus interest due at maturity on April 4, 1998. Personal guarantees of the organizers were required by the lender. This line of credit has been used to repay (without interest) the organizers' initial funding of the Company and to provide additional operating funds until permanent funding is obtained. As of June 30, 1997, approximately $186,000 has been drawn against this line of credit.

         On June 11, 1997, the organizers obtained a $625,000 line of credit from a bank at adjustable prime rate or currently 8%. The line of credit is unsecured and requires interest only payments on a quarterly basis, with total principal plus interest due at maturity on April 4, 1998. Personal guarantees of the organizers were required by the lender. This line of credit is intended to fund the main office land purchase and construction. As of June 30, 1997, approximately $419,900 has been drawn against this line of credit.

(4)      COMMITMENTS

         The Company entered into an employment agreement with its President and Chief Executive Officer. The agreement continues for a period ending on February 21, 2000, and provides for an annual base salary of $90,000 per year until the Bank opens for business and $100,000 per year after opening, in addition to a $700 per month automobile allowance and such other benefits as health, hospitalization, disability and term life insurance generally made available to other senior executives of the Company and the Bank.

         Until construction of the Bank building is complete, the Company will temporarily operate out of offices in a modular bank facility located at the intersection of 1000 Georgia Highway 138 and Miller's Chapel Road. The Company will lease the facility pursuant to a month-to-month lease at the monthly rental of $3,300 after spending approximately $20,000 for site preparation and facility set-up work. It is estimated that the Company and the Bank will operate out of this temporary facility for approximately twelve months until construction of the headquarters building has been completed.

Item 2.      Management's Discussion and Analysis or Plan of Operation.
------       ---------------------------------------------------------

             Rockdale National Bancshares, Inc. (the "Company") is in the development stage. The Company has filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 for an offering of a minimum of 610,000 shares and a maximum of 800,000 shares of the Company's common stock, $1.00 par value per share (the "Offering"). The Company has funded its start-up and organization costs through advances from the organizers of the Company (the "Organizers"). The Organizers have advanced $85,000 to fund the Company's start-up and organizational expenses. On April 4, 1997, the Organizers obtained a $300,000 line of credit to repay (without interest) the Organizers' initial funding and to provide additional operating funds until permanent funding is obtained. Currently, the Offering is expressly conditioned upon fulfillment of the following conditions: (a) not less than $6,100,000 shall have been deposited in a subscription escrow account, (b) the Company shall have received approval from the Federal Reserve Board and the Georgia Department of Banking and Finance of its application to become a bank holding company, and (c) the Company shall not have canceled the Offering prior to the time funds are withdrawn from the subscription escrow account. In the event that the requisite conditions are met, a portion of the proceeds of the Offering will be used to repay amounts advanced and contributed to capital by the Organizers, to the extent such repayment is reasonable and not detrimental to the operations of the Company or Rockdale National Bank (the "Bank"). Total organizational expenses and deferred registration costs for the period from inception to June 30, 1997, amounted to $36,198. These expenses include consultant fees ($5,848), legal fees ($5,000), regulatory application fees ($15,000), Securities and Exchange Commission registration fee ($2,424), and other expenses ($7,926). In June 1997, the Company obtained a line of credit of $625,000 which was utilized to purchase the land for the Bank's headquarters as well as the construction costs associated therewith. The line of credit is due on April 4, 1998 and bears interest at the prime rate.

             Subscription funds received during the Offering contemplated will be placed in an escrow account and invested in direct obligations of the United States government, in short-term insured certificates of deposit and/or money market management trusts for short-term obligations of the United States government, with maturities not to exceed 90 days. As of July 31, 1997, the Company had received subscription funds totaling $1,322,000.

             In the opinion of the Company, the minimum proceeds of the Offering will satisfy the cash requirements of the Company and the Bank for their respective first years of operations. It is not anticipated that the Company will find it necessary to raise additional funds to meet expenditures required to operate the business of the Company and/or the Bank during the next 12 months. All anticipated material expenditures for such period have been identified and provided for out of the proceedings of the Offering, including the purchase of land and construction of the Bank facility ($1,362,000) and purchase of furniture, fixtures and equipment ($535,000). It is anticipated that the Bank will commence operations with 14 employees, pending completion of the permanent bank facility in late 1997.

Cautionary Statement Concerning Forward-Looking Statements.
----------------------------------------------------------

             Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

                          PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.
------       --------------------------------

             (a)  Exhibits.  The following exhibit is filed with this report:


                  Exhibit No.      Description
                  -----------      -----------
                      27           Financial Data Schedule
                                   (for SEC use only)


             (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 1997.

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 12, 1997                By: /s/ William L. Daniel
                                           ------------------------------------
                                           William L. Daniel
                                           President and Chief Executive Officer