Form 10QSB
period 1997-09-30
ROCKDALE NATIONAL BANCSHARES INC
filed 1997-11-13
CIK 1036757

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                             Commission File Number:
         September 30, 1997                                  333-24435


                       ROCKDALE NATIONAL BANCSHARES, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         Georgia                                                58-2292563
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. EMPLOYER
incorporation or organization)                               Identification No.)

P.O. Box 82030, Conyers, Georgia                                     30013
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number:     (770) 760-7573
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

          Yes ___________                 NO     X
                                             ----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $1.00 Par Value                         659,559
---------------------------------------   --------------------------------------
               Class                         Outstanding as of October 31, 1997

Transitional Small Business Disclosure Format:

          Yes __________                  NO     X
                                             ---------

                        PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements
------    --------------------

                       ROCKDALE NATIONAL BANCSHARES, INC.
                       (A DEVELOPMENT STAGE CORPORATION)
                           CONSOLIDATED BALANCE SHEET

                                                                                 September 30,
                                                                                      1997
ASSETS                                                                           (Unaudited)
------                                                                           -----------
Cash due from banks...........................................................      $1,016,925
Federal funds sold............................................................              --
                                                                                    ----------
  Total cash and cash equivalents.............................................       1,016,925
Investment securities:
  Securities available-for-sale,
  at market value.............................................................       4,021,010
Federal Reserve Stock.........................................................         180,000
Loans, net....................................................................              --
Property & equipment, net.....................................................       1,120,377
Other assets..................................................................         148,248
                                                                                    ----------
  Total assets................................................................      $6,486,560
                                                                                    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
Deposits
  Non-interest bearing deposits...............................................      $       --
  Interest bearing deposits...................................................              --
                                                                                    ----------
    Total deposits............................................................              --
                                                                                    ----------

Other liabilities.............................................................          15,898
                                                                                    ----------

  Total liabilities...........................................................          15,898
                                                                                    ----------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value,
  10,000,000 shares authorized,
  659,559 shares issued and outstanding.......................................         659,559
Paid-in-capital...............................................................       5,936,031
Retained deficit..............................................................        (124,928)
Unrealized gain/(loss)
  securities available-for-sale...............................................              --
                                                                                    ----------
  Total Shareholders' Equity..................................................       6,470,662
                                                                                    ----------
  Total Liabilities and
   Shareholders' Equity.......................................................      $6,486,560
                                                                                    ==========

           Refer to notes to the consolidated financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                       (A DEVELOPMENT STAGE CORPORATION)
                     CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE PERIOD FROM INCEPTION (FEBRUARY 13, 1997)
                          THROUGH SEPTEMBER 30, 1997
                                  (UNAUDITED)

Interest income..................................................................   $  24,652
Interest expense.................................................................      27,555
                                                                                    ---------
Net interest income..............................................................      (2,903)

Provision for possible loan losses...............................................          --
                                                                                    ---------
Net interest income after provision
 for possible loan losses........................................................      (2,903)
                                                                                    ---------
Other income
 Gain on sale of mortgage loans..................................................          --
 Service charges.................................................................          --
 Other fees......................................................................          --
 Rental income...................................................................          --
                                                                                    ---------
   Total other income............................................................          --
                                                                                    ---------
Salaries and benefits............................................................      10,992
Rent.............................................................................          --
Depreciation.....................................................................          --
Amortization.....................................................................          --
Data processing..................................................................          --
Regulatory fees and assessments..................................................          --
Other operating expenses.........................................................     111,083
                                                                                    ---------
 Total operating expenses........................................................     122,025
                                                                                    ---------
Net income/(loss) before taxes...................................................    (124,928)

Income taxes.....................................................................          --
                                                                                    ---------
Net income/(loss)................................................................   $(124,928)
                                                                                    =========
Income (loss)/per share..........................................................       $(.30)
                                                                                    =========


           Refer to notes to the consolidated financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                       (A DEVELOPMENT STAGE CORPORATION)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE PERIOD FROM INCEPTION (FEBRUARY 13, 1997)
                          THROUGH SEPTEMBER 30, 1997
                                  (UNAUDITED)

Cash flows from operating activities.................  $(  124,928)
                                                       ------------
Cash flows from investing activities:
 Purchase of fixed assets
 Purchases of Investment Securities...................   (1,120,377)
   available for sale................................    (4,021,010)
 Purchase of Federal Reserve Stock
 (Increase) in other assets, net......................     (180,000)
                                                           (132,350)
Net cash used by investing activities................   -----------
                                                         (5,453,737)
Cash flows from financing activities:................   -----------
 Sale of common stock
 Increase in deposits.................................    6,595,590
                                                                 --
Net cash provided from financing activities..........   -----------
                                                          6,595,590
Net increase in cash and cash equivalents............   -----------
Cash and cash equivalents,...........................     1,016,925
 beginning of period.................................            --
                                                        -----------
Cash and cash equivalents,
 end of period                                          $ 1,016,925
                                                        ===========

                      ROCKDALE NATIONAL BANCSHARES, INC.
                       (A DEVELOPMENT STAGE CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1997


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period from inception (February 13, 1997) through September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


NOTE 2 - ORGANIZATION OF THE BUSINESS

     Rockdale National Bancshares, Inc., Conyers, Georgia (the "Company"), was incorporated under the laws of the State of Georgia on February 13, 1997, for the purpose of becoming a bank holding company for a proposed national bank, Rockdale National Bank (the "Bank"). On August 26, 1997, the Company completed an initial public offering of its common stock, $1.00 par value per share. Each share of common stock was sold for $10.00 per share and 659,559 shares were sold. Proceeds from the stock offering amounted to $6,552,010, net of selling expenses. The Company injected $6.0 million into the Bank's capital accounts upon opening on October 14, 1997.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Reclassification.  The consolidated financial
     ------------------------------------------
statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Basis of Accounting.  The accounting and reporting policies of the Company
     -------------------
conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when earned and expenses when incurred, without regarding the time of receipt or payment of cash.

     Organizational Costs.  In accordance with the Financial Accounting
     --------------------
Standards Board ("FASB") Statement No. 7, the Company and the Bank capitalized all direct organizational costs that were incurred in the expectation that they would generate future revenues or otherwise be of benefit after the Bank opened for business. These capitalized costs are amortized over a sixty-month period using the straight line method. As of September 30, 1997, total organizational costs, net of accumulated amortization, were $77,722.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                       (A DEVELOPMENT STAGE CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1997


     1. Held-to-maturity securities: These are securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts.

     2. Trading securities: These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement.

     3. Available-for-sale securities: These are securities which are not classified as either held-to-maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of tax, as separate components of shareholders' equity. Unrealized gains and losses are excluded from the income statement.

     Federal Reserve Bank stock is reported at cost. Earnings are reported when interest is accrued or when dividends are received.

     Premium and discount on all investment securities are amortized (deducted) and accreted (added), respectively, to interest income on the effective yield method over the period to the maturity of the related securities.

     Gains or losses on disposition are computed by the specific identification method for all securities.

     Property and Equipment.  Furniture and equipment are stated at cost, net of
     ----------------------
accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

     Income Taxes.  The consolidated financial statements have been prepared on
     ------------
the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences.

     Effective February 13, 1997, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                       (A DEVELOPMENT STAGE CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1997


     Statement of Cash Flows.  For purposes of reporting cash flows, cash and
     -----------------------
cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

     Net Income Per Share.  Net income per share was calculated using 411,153 as
     --------------------
the average number of shares outstanding for the period ended September 30, 1997. For the period from inception (February 13, 1997) through September 30, 1997 net income (loss) per share was ($.30).

     Pending Accounting Pronouncements.  The Financial Accounting Standards
     ---------------------------------
Board has issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement utilizes the financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

     SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. However, in December 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 127 ("SFAS 127"), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement defers the effective date of certain provisions for one year (December 31, 1997). The deferred provisions relate to repurchase agreements, dollar-roll transactions, securities lending, and similar transactions. The effective date for all other transfers and servicing of financial assets is unchanged. Management does not believe that the adoption of SFAS 125 will have a material impact on the Company's financial statements.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement supercedes Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings Per Share," and simplifies earnings per share computations by replacing primary earnings per share with basic earnings per share, which shows no effects from dilutive securities. Entities with complex capital structures will have to show diluted earnings per share, which is similar to the fully diluted earnings per share computation under APB 15.

     The Financial Accounting Standards Board has issued Statement of Financing Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information About Capital Structure." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement consolidates existing disclosure requirements on capital structure. The adoption of SFAS 129 is not expected to have significant impact on the financial condition or results of operations of the Company.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                       (A DEVELOPMENT STAGE CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1997


     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 is effective July 1, 1998. Under SFAS 130, a company will begin showing changes in assets and liabilities in a new comprehensive income statement or alternative presentation as opposed to showing some of the items as transactions in shareholders' equity accounts. Upon adoption, all comparative annual and interim financial statements will present a comprehensive income statement or alternative disclosure, for all years presented. The adoption of SFAS 130 is not expected to have a significant impact on the financial condition or results of operations of the Company.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Relation Information." SFAS 131 is effective July 1, 1998, and requires disclosure of certain financial information by segments of a company's business. The adoption of SFAS 131 is not expected to have a significant impact on the financial condition or results of operations of the Company.

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

     Rockdale National Bancshares, Inc. (the "Company") is in the development stage. The Company was incorporated in Georgia on February 13, 1997 to become a bank holding company and to own and control all of the outstanding shares of a de novo bank, Rockdale National Bank, Conyers, Georgia (the "Bank"). In a public offering conducted during 1997, the Company sold and issued 659,559 shares of its own $1.00 par value common stock. Proceeds from the stock offering amounted to $6,552,010, net of selling expenses. See "PART II - OTHER INFORMATION Item 2. Changes in Securities and Use of Proceeds." The Company purchased 100% of the Bank's common stock by injecting $6.0 million into the Bank's capital accounts immediately prior to commencement of banking operations on October 14, 1997.

     Total consolidated assets during the period from inception (February 13, 1997) through September 30, 1997 equal $6.5 million. This amount was generated primarily through the receipt of $6.6 million in stock subscriptions.

                              Financial Condition
                              -------------------

     Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Bank's financial condition are discussed in detail below.

Asset Quality
-------------

     A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. The Bank's directive in this regard is carried out through its policies and procedures for extending credit to the Bank's customers. The goal and result of these policies and procedures is to provide a sound basis for a new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

     Because principal banking operations commenced on October 14, 1997, management is not yet in a position to determine the composition of non-performing assets. Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

Liquidity and Sources of Capital
--------------------------------

     Liquidity is the Bank's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customer. The Bank's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Bank's liquidity increasing or decreasing in any material way.

     Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.

                             Results Of Operations
                             ---------------------

     Since principal banking operations commenced on October 14, 1997, a comparison of prior results is not possible and a discussion of current results is not meaningful.

Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------

     The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

                         PART II. - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.
------    -----------------------------------------

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

     On August 26, 1997, the Company completed an initial public offering (the "Offering") of its Common Stock, $1.00 par value per share (the "Common Stock"). The shares of the Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form SB-2 (the "Registration Statement," registration number 333-24435). The Registration Statement, which registered 800,000 shares of the Common Stock, was declared effective by the Securities and Exchange Commission on May 28, 1997.

     On May 28, 1997, the Company commenced the Offering. The Offering terminated on August 26, 1997 after the Company had sold 659,559 shares of the Common Stock registered under the Registration Statement. Each share of the Common Stock was sold at a price to the public of $10.00 per share for an aggregate offering price of $8 million.

     As set forth in the table below, from the effective date of the Registration Statement to August 26, 1997, the Company paid expenses in the aggregate of approximately $44,000 in connection with the Offering. All of the amounts shown in the table are estimated except for the Securities and Exchange Commission (the "SEC") registration fee. None of the amounts shown were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

    SEC registration fee.................................    $  2,424
    Blue sky qualification fees and expenses.............       2,000
    Printing and engraving expenses......................       3,500
    Legal fees and expenses..............................      20,000
    Accounting fees and expenses.........................       5,000
    Entertainment........................................       5,000
    Mailing and Distribution.............................       5,000
    Miscellaneous........................................       1,500
    Total................................................    $ 44,424
                                                               ======

     After deducting the offering expenses described above, net proceeds to the Company from the Offering were $6,552,010. Of this amount, the Company used $6 million to purchase 100% of the issued and outstanding capital stock of the Bank and the remaining $552,010 has been used to repay expenses incurred in the organization of the Company as well as for general working capital. None of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company except that, upon the termination of the Offering, the Company's directors, all of which had organized the Company and, in connection therewith, had loaned the Company initial working capital, were repaid for such loans, without interest.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)  Exhibits. The following exhibit is filed with this Report.

               Exhibit No.    Description
               -----------    -----------

               27             Financial Data Schedule (for SEC use only)

          (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1997.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 13, 1997           By:  /s/ William L. Daniel
                                         ---------------------------------
                                         William L. Daniel
                                         President and Chief Executive Officer
                                         (principal accounting officer)

Dated:  November 13, 1997           By:  /s/ Sandra L. Davis
                                         ---------------------------------
                                         Sandra L. Davis
                                         Chief Financial Officer
                                         (principal accounting officer)