Form 10KSB40
period 1997-12-31
ROCKDALE NATIONAL BANCSHARES INC
filed 1998-03-30
CIK 1036757

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------

                                  FORM 10-KSB

                            -----------------------

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1997

               ------------------------------------------------

                        Commission File Number 333-24435

                       ROCKDALE NATIONAL BANCSHARES, INC.

                             A Georgia Corporation
                  (IRS Employer Identification No. 58-2292563)
                                 P.O. Box 82030
                             Conyers, Georgia 30013
                                 (770) 785-7880

               ------------------------------------------------

                Securities Registered Pursuant to Section 12(b)
                    of the Securities Exchange Act of 1934:

                                     None
               -------------------------------------------------

                Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:

                                     None
               -------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes      X    No
                                             -----      ------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenue for the fiscal year ended December 31, 1997:   $182,055

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (520,438 shares) on March 15, 1998, was $5,204,380. As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value was computed by reference to the book value of the Common Stock of the Registrant as of December 31, 1997. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of March 15, 1998: 673,188 shares of $1.00 par value Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
                                     None.

Transitional Small Business Disclosure Format (check one)
Yes           No    X
    ------       -------

    Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

    Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 1998 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                     PART I

Item 1.  Description of Business
------  ------------------------

General

     Rockdale National Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Georgia on February 13, 1997 ("Inception") and owns 100% of the outstanding capital stock of Rockdale National Bank (the "Bank"). The Company was incorporated as a mechanism to enhance the Bank's ability to serve its future customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws. For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank's growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of the Bank and otherwise raise capital in a manner which is unavailable to the Bank under existing banking regulations.

     The Bank commenced operations on October 14, 1997 in a temporary facility located at 1000 Georgia Highway 138 in Conyers, Georgia. Plans are underway for the construction of a permanent facility at the same location which will, when completed, contain approximately 11,200 square feet, 6800 square feet on the main level and 4,400 square feet on the second level. The building will contain a lobby, vault, eight offices, five teller stations, three drive-in windows, a mortgage lending facility, a boardroom conference facility, a loan operations area, and an area for the Bank's bookkeeping operations. In addition to its temporary headquarters facility, the Bank operates a small branch office located at 1600 Georgia Highway 20, Conyers, Georgia. This branch facility is located on approximately 1.2 acres of land and contains a safe, one office, three teller stations, and two drive-in windows.

     The Bank is a full service commercial bank, without trust powers. The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services.

Market Area and Competition

     The primary market area of the Bank in Conyers, Rockdale County, Georgia is included in the Atlanta Metropolitan Statistical Area and is located approximately 30 minutes east of Atlanta via Interstate 20. Rockdale County includes industrial, business and service offices, government offices, free-standing retail businesses, restaurants, and numerous strip shopping centers. Principal residential areas are located in the southern portion of the county while the majority of the business activities are in the middle and northern portion of the county.

     According to the 1990 U.S. Census, Rockdale County has a population of 54,091, representing an increase of 42.7% over the 1980 U.S. Census figure of 36,746. The Georgia Office of Planning and Budget indicated in a Georgia Department of Labor Report that Rockdale County is estimated to have a population of 74,432 by the year 2000.

     Stability in the local Rockdale County economy principally evolves from a large manufacturing base. Rockdale County has approximately 90 manufacturing firms which produce a wide array of products, including apparel, lighting fixtures, food processing, plastic cups, high tech robotics, and video cassettes. The largest employers in Rockdale County include AT&T Communications, Lithonia Lighting, Sweetheart Cups, Inc., Golden States Foods, Maxell Corporation of America, Kysor-Warren, and Phoenix Refrigeration Systems, Inc.

     Competition among financial institutions in the Bank's primary service area is intense. There are eight commercial banks with a total of seventeen branches in Rockdale County and two credit unions with one branch office for each. The largest banks are affiliated with four major bank holding companies. There are no locally owned banks.

     Financial institutions primarily compete with one another for deposits. In turn, a bank's deposit base directly affects such bank's loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the designing of unique financial services products. The Bank is competing with financial institutions which have much greater financial resources than the Bank, and which may be able to offer more and unique services and possibly better terms to their customers. However, the management of the Bank believes that the Bank will be able to attract sufficient deposits to enable the Bank to compete effectively with other area financial institutions.

     The Bank competes with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have recently been invading the traditional banking markets. Due to the growth of Rockdale County, it is anticipated that additional competition will continue from new entrants to the market.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

     The following is a presentation of the average consolidated balance sheet of the Company for the period from Inception to December 31, 1997. This presentation includes all major categories of interest earning assets and interest bearing liabilities:

                          AVERAGE CONSOLIDATED ASSETS

                                                            Period from
                                                            Inception to
                                                         December 31, 1997
                                                         -----------------

      Interest-bearing deposits........................     $   49,203

      Taxable securities...............................      1,305,569

      Federal funds sold...............................        416,360

      Net loans........................................        555,673
                                                            ----------

            Total earning assets.......................      2,326,805

      Other assets.....................................      2,712,826
                                                            ----------

            Total assets...............................     $5,039,631
                                                            ==========


           AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            Period from
                                                            Inception to
                                                         December 31, 1997
                                                         -----------------

      Non interest-bearing deposits....................     $  396,025

      NOW and money market deposits....................      1,102,120

      Savings deposits.................................        195,394

      Time deposits....................................        318,622

      Other borrowings.................................        390,730

      Other liabilities................................         20,112
                                                            ----------

          Total liabilities............................      2,423,003

      Stockholders' equity.............................      2,616,628
                                                            ----------

          Total liabilities and
          stockholders' equity.........................     $5,039,631
                                                            ==========

     The following is a presentation of an analysis of the net interest earnings of the Company for the period indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                                           Period from Inception to December 31, 1997
                                           ------------------------------------------

                                          Average            Interest            Average
               Assets                     Amount              Earned              Yield
               ------                  -------------       ------------        -----------
Interest-bearing deposits............     $   49,203        $  2,798               5.69%

Taxable securities...................      1,305,569         101,348               7.76

Federal funds sold...................        416,360          24,033               5.77

Net loans............................        555,673/(1)/     47,191/(2)/          8.49
                                           ---------         -------               ----
 Total earning assets................     $2,326,805        $175,370               7.54%
                                           =========         =======               ====

                                          Average            Interest            Average
         Liabilities                      Amount              Expense             Cost
         ------------                  -------------       ------------        -----------
NOW and money market deposits........     $1,102,120          $49,097              4.45%

Savings deposits.....................        195,394            5,310              2.72

Time deposits........................        318,622           14,593              4.58

Other borrowings.....................        390,730           27,555              7.05
                                           ---------           ------              ----
 Total interest-bearing liabilities..     $2,006,866          $96,555              4.81%
                                           =========           ======              ====

     Net yield on earning assets.....                                              2.73%
                                                                                   ====

---------------------------

/(1)/ During 1997, all loans were accruing interest.
/(2)/ Interest earned on net loans includes $17,858 in loan fees and loan service fees.


Rate/Volume Analysis of Net Interest Income

     The Rate/Volume Analysis of Net Interest Income cannot be produced as the Company was non-existent at December 31, 1996. This fact precludes one from comparing 1997 results to 1996 results.

Deposits

     The Bank offers a full range of interest-bearing and non interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

     The following table presents, for the period indicated, the average amount of and average rate paid on each of the following deposit categories:

                        Period from Inception to December 31, 1997
            --------------------------------------------------------------------

              Deposit Category          Average Amount       Average Rate Paid
              ----------------          --------------       -----------------
              Non interest-bearing
                demand deposits.....      $  396,025           Not Applicable

              NOW and money
                market deposits.....      $1,102,120               4.45%

              Savings deposits......      $  195,394               2.72%

              Time deposits.........      $  318,622               4.58%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 1997:

                                              Time
                                          Certificates
                                           of Deposit
                                          ------------

                     3 months or less.     $        0
                     3-6 months.......              0
                     6-12 months......        101,025
                     over 12 months...      1,104,694
                                            ---------

                       Total..........     $1,205,719
                                           ==========

Loan Portfolio

     The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 1997, the Bank had a legal lending limit for unsecured loans of up to $847,350 to any one person. See "Supervision and Regulation."

     While risk of loss in the Bank's loan portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the Bank's control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Bank's real estate portfolio. Of the Bank's target areas of lending activities, commercial loans are generally considered to have greater risk than real estate loans or consumer installment loans.

     Management of the Bank intends to originate loans and to participate with other banks with respect to loans which exceed the Bank's lending limits. Management of the Bank does not believe that loan participations necessarily pose any greater risk of loss than loans which the Bank originates.

     The following is a description of each of the major categories of loans in the Bank's loan portfolio:

     Commercial, Financial and Agricultural Loans

     Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank's legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. Although the Bank typically looks to a commercial borrower's cash flow as the principal source of repayment for such loans, many commercial loans are secured by inventory, equipment, accounts receivable, and other assets.

     Consumer Loans

     The Bank's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This category of loans also includes lines of credit and term loans secured by second mortgages on the residences of borrowers for a variety of purposes including home improvements, education and other personal expenditures. In evaluating these loans the Bank reviews the borrower's level and stability of income and past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, the Bank maintains a proper margin between the loan amount and collateral value.

     Real Estate Loans

     The Bank's real estate loans consist of residential first and second mortgage loans, residential construction loans and commercial real estate loans to a limited degree. These loans are made consistent with the Bank's appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. These loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss to the Bank.

     The following table presents various categories of loans contained in the Bank's loan portfolio for the period indicated and the total amount of all loans for such period:



                                                                 As of
     Type of Loan                                          December 31, 1997
     ------------                                          -----------------

     Commercial, Financial and Agricultural..............      $   34,686

     Real Estate - Construction..........................         177,801

     Real Estate - Mortgage..............................       2,118,306

     Installment and Other Loans
         to Individuals..................................       1,313,722
                                                                ---------


          Subtotal.......................................       3,644,515

          Less: Allowance for
                possible loan losses.....................          45,373
                                                                ---------

                Total (net of allowances)................      $3,599,142
                                                                =========

     The following is a presentation of an analysis of maturities of loans as of December 31, 1997:

                                                         Due in 1        Due after 1 to    Due After
     Type of Loan                                      Year or Less          5 Years        5 Years       Total
     ------------                                      ------------      --------------    ---------     -------

                                                                             (In thousands)
     Commercial, Financial and Agricultural..........    $   34            $     0          $    0        $   34

     Real Estate - Construction......................       178                  0               0           178

     Real Estate - Mortgage..........................       804              1,272              43         2,119

     Installment and Other Loans
        to Individuals...............................       952                340              21         1,313
                                                         ------            -------          ------        ------

         Total.......................................    $1,968            $ 1,612          $   64        $3,644
                                                         ======            =======          ======        ======

      For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 1997:

                                                         Due in 1        Due after 1 to    Due After
     Interest Category                                 Year or Less          5 Years        5 Years       Total
     -----------------                                 ------------      --------------    ---------     -------

                                                                             (In thousands)
     Predetermined interest rate.....................    $  431            $ 1,612          $   64        $2,107

     Floating interest rate..........................     1,537                  0               0         1,537
                                                         ------            -------          ------        ------

         Total.......................................    $1,968            $ 1,612          $   64        $3,644
                                                         ======            =======          ======        ======

      As of December 31, 1997, all loans were accruing interest, no accruing loans were contractually past due 90 days or more as to principal and interest payments and no loans were defined as "troubled debt restructurings."

      As of December 31, 1997, there were no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

      Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. During 1997 all loans had accrued interest.

Summary of Loan Loss Experience

      An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

              Analysis of the Allowance for Possible Loan Losses

                                                      Period from Inception to
                                                         December 31, 1997
                                                         -----------------

      Balance at beginning of period...................      $     0

      Charge-offs:
          Commercial, Financial and Agricultural.......           --
          Real Estate -- Construction..................           --
          Real Estate -- Mortgage......................           --
          Installments and Other Loans to Individuals..           --
                                                             -------
                    Total..............................            0
                                                             -------

      Recoveries
         Commercial, Financial and Agricultural........           --
         Real Estate - Construction....................           --
         Real Estate - Mortgage........................           --
         Installment and Other Loans to Individuals....
                                                             -------
                    Total..............................            0
                                                             -------

      Net charge-offs..................................            0

      Additions charged to operations..................       45,373
                                                             -------

      Balance at end of period.........................      $45,373
                                                             =======

      Ratio of net charge-offs during the period to
         average loans outstanding during the period...            0%
                                                             =======


      At December 31, 1997 the allowance was allocated as follows:

                                                                         Percent of
                                                                           loans
                                                                          in each
                                                                          category
                                                         Amount        to total loans
                                                        --------       --------------
      Commercial, Financial and Agricultural........   $      0                 0 %
                                                        -------            ------
      Real Estate - Construction....................          0                 0
                                                        -------            ------
      Real Estate - Mortgage........................          0                 0
                                                        -------            ------
      Installment and Other Loans to Individuals....          0                 0
                                                        -------            ------
      Unallocated...................................     45,373               100
                                                        -------            ------

           Total....................................   $ 45,373             100.0 %
                                                        =======            ======

Loan Loss Reserve

      In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1997, 6% of outstanding loans are in the category of commercial loans, which includes commercial real estate loans and agricultural loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, 99% of these commercial loans at December 31, 1997 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

      The Company's consumer loan portfolio constitutes 36% of outstanding loans at December 31, 1997. At December 31, 1997 the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

      Real estate mortgage loans constituted 58% of outstanding loans at December 31, 1997. All loans in this category represent residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

      A review of the loan portfolio by an independent firm is conducted annually. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report is approved by the Board and management of the Bank. In addition to the above review, the Bank's primary regulator, the Comptroller of the Currency, also conducts an annual examination of the loan portfolio. Upon completion, the Comptroller of the Currency presents its report of findings to the Board and management of the Bank. Information provided from the above two independent sources, together with information provided by the management of the Bank and other information known to members of the Board, are utilized by the Board to monitor, on a quarterly basis, the loan portfolio. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

Investments

      As of December 31, 1997, investment securities comprised approximately 34% of the Bank's assets, federal funds sold comprised approximately 26% of the Bank's assets, and net loans comprised approximately 22% of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

      The following table presents, for the period indicated, the book value of the Bank's investments. All securities held at December 31, 1997 were categorized as available-for-sale.

             Investment Category
             -------------------
                                                              As of
             Available-for-Sale:                        December 31, 1997
             -------------------                        -----------------

             Obligations of U.S. Treasury
             and other U.S. Agencies..................     $ 5,325,870

             States of the U.S........................               0

             Federal Reserve Bank Stock...............         180,000
                                                           -----------

                             Total....................     $ 5,505,870
                                                           ===========

      The following table indicates for the year ended December 31, 1997 the amount of investments due by contractual maturity in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

     Investment Category
     -------------------
                                                                    Weighted
                                                                    Average
                                                    Amount         Yield/(1)/
                                                    ------         -----------
         Available-for-Sale:
         -------------------
         Obligations of U.S. Treasury
         and other U.S. Agencies:
           0 - 1 year........................     $  701,971          5.55%
           Over 1 through 5 years............      4,623,899          6.00
           Over 5 through 10 years...........              0             0
           Over 10 years.....................              0             0
         Federal Reserve Bank Stock,
           no maturity.......................        180,000          6.00
                                                  ----------          ----

              Total..........................     $5,505,870          5.85%
                                                  ==========          ====

-------------------

/(1)/ The Company has not invested in any tax-exempt obligations.


Return on Equity and Assets

      Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                                        Period from Inception to
                                                               December 31
                                                                  1997
                                                                --------

                Return on Average Assets..................       (9.30)%
                Return on Average Equity..................      (17.91)%
                Average Equity to Average Assets Ratio....       51.92 %
                Dividend Payout Ratio.....................          --

Asset/Liability Management

     It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain of the officers of the Bank are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in commercial, consumer and real estate loans.

     The Bank's asset/liability mix is monitored on a daily basis with a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

Correspondent Banking

     Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. Such correspondent arrangements are governed, in part, by the provisions of 12 C.F.R. 32.107 and O.C.C. Banking Circular 181 (Rev.) (August 2, 1984).

     The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 1997 the Bank had no outstanding participations.

Data Processing

     The Bank has entered into a data processing servicing agreement with FiServ Solutions, Inc. d/b/a FiServ Atlanta. This servicing agreement provides for the Bank to receive a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing.
Investment portfolio accounting is provided by Compass Bank located in Birmingham, Alabama, and payroll processing is provided by ExpressPay, Inc., located in Alpharetta, Georgia.

     The Company is currently evaluating its computer systems, as well as those of its data processing vendor, to determine whether modifications and expenditures will be necessary to make its systems, as well as those of its vendor, compliant with Year 2000 requirements. These requirements have arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00." The Company believes that its systems are currently Year 2000 compliant and does not believe that material expenditures will be necessary to implement software and hardware modifications. However, there can be no assurance that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.

Facilities

     The Bank currently operates out of a temporary facility located at 1000 Georgia Highway 138 in Conyers, Georgia. Plans are underway for construction of a permanent facility at the same location. The building, when completed, will contain approximately 6800 square feet on the main level and 4,400 square feet upstairs. The building will contain a lobby, vault, eight offices, five teller stations, three drive-in windows, a mortgage lending facility, a boardroom conference facility, a loan operations area, and an area for the Bank's bookkeeping operations. In addition to its temporary headquarters facility, the Bank operates a small branch office located at 1600 Georgia Highway 20, Conyers, Georgia. This branch facility is located on approximately 1.2 acres of land and was acquired for a purchase price of approximately $385,000. This facility contains a safe, one office, three teller stations, and two drive-in windows.

Employees

     The Bank presently employs 1 person on a part-time basis and 16 persons on a full-time basis, including 5 officers. The Bank will hire additional persons as needed, including additional tellers and financial service representatives.

Monetary Policies

     The results of operations of the Bank will be affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

Supervision and Regulation

     The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Comptroller of the Currency ("Comptroller"), the Georgia Department of Banking and Finance (the "Georgia Banking Department") and the Federal Deposit Insurance Corporation ("FDIC").

     The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company.
The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which became effective in November 1994, the restrictions on interstate acquisitions of banks by bank holding companies were repealed on September 29, 1995, such that the Company and any other bank holding company located in Georgia is able to acquire a bank located in any other state, and a bank holding company located outside Georgia can acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions. Effective June 1, 1997, the legislation provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act, the State of Georgia has recently adopted an interstate banking statute that, effective June 1, 1997, removed the existing restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions.

     A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies. Effective April 21, 1997, the Federal Reserve Board revised and expanded the list of permissible nonbanking activities, which includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services; riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in assets management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

     In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce such benefits to the public as greater convenience, increased competition and gains in efficiency that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices. Generally, bank holding companies are required to obtain prior approval of the Federal Reserve Board to engage in any new activity not previously approved by the Federal Reserve Board.

     The Company is also regulated by the Georgia Banking Department under the Georgia Bank Holding Company Act, which requires every Georgia bank holding company to obtain the prior approval of the Georgia Commissioner of Banking before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, or before merging or consolidating with any other bank holding company. A Georgia bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of any bank unless the bank being acquired is either a bank for purposes of the federal Bank Holding Company Act of 1956, or a federal or state savings and loan association or a savings bank or federal savings bank whose deposits are insured by the federal deposit insurance program and such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of acquisition.

     As a national bank, the Bank is subject to the supervision of the Comptroller and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, national banks situated in the State of Georgia are generally prohibited from establishing branch offices or facilities outside of the county in which such main office is located, except (i) in adjacent counties in certain situations, or (ii) by means of a merger, consolidation or sale of assets. Effective July 1, 1996, the Georgia Legislature enacted legislation which reduces the limitations imposed on banks situated in the State of Georgia to establish branch offices. As of July 1, 1996, the new law permits a Georgia bank to establish three new or additional branch banks, de novo, in any county within the State of Georgia, in addition to establishing branch offices or facilities in adjacent counties and by merger or consolidation. Moreover, beginning on July 1, 1998, a bank located in the State of Georgia will be permitted to establish new or additional branch banks anywhere in the state by relocation of the parent bank or another branch bank, or by merger, consolidation, or purchase of assets and assumption of liabilities involving another parent bank or branch bank.

     The Bank is also subject to the Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of the Company, is subject to restrictions under federal law in dealing with the Company and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

     Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. In addition, a national bank may grant loans and extensions of credit to a single person up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured by readily marketable collateral having a market value determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government.

     Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the Comptroller. In 1989, both the Federal Reserve Board and the Comptroller issued new risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The Comptroller's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages, provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. Both the Federal Reserve Board and the Comptroller have also implemented new minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% "Tier 1" capital to total assets (net of goodwill). Tier 1 capital includes common shareholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

     Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well-diversified risk, high asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rated composite 1 under the CAMEL rating system for banks. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the stated minimums.

     The Comptroller has amended the risk-based capital guidelines applicable to national banks in an effort to clarify certain questions of interpretation and implementation, specifically with regard to treatment of originated and purchased mortgage servicing rights and other intangible assets. The Comptroller's guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a bank's risk-based capital ratio. However, certain intangible assets which meet specified criteria ("qualifying intangibles") such as mortgage servicing rights are retained as a part of Tier 1 capital. The Comptroller currently maintains that only mortgage servicing rights and purchased credit card relationships meet the criteria to be considered qualifying intangibles. The Comptroller's guidelines formerly provided that the amount of such qualifying intangibles that may be included in Tier 1 capital was strictly limited to a maximum of 25% of total Tier 1 capital. The Comptroller has amended its guidelines to increase the limitation on such qualifying intangibles from 25% to 50% of Tier 1 capital and further to permit the inclusion of purchased credit card relationships as a qualifying intangible asset.

     In addition, the Comptroller has adopted rules which clarify treatment of asset sales with recourse not reported on a bank's balance sheet. Among assets affected are mortgages sold with recourse under Fannie Mae, Freddie Mac and Farmer Mac programs. The rules clarify that even though those transactions are treated as asset sales for bank Call Report purposes, those assets will still be subject to a capital charge under the risk-based capital guidelines.

     The Comptroller, the Federal Reserve Board and the FDIC recently adopted final regulations revising their risk-based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. Under the new regulations, when evaluating a bank's capital adequacy, the agency's capital standards now explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Act"), enacted on December 19, 1991, provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the Act involves the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the Act does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The Act creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the Act and which will be used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., holding companies) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

     As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

     The Act also provides that banks have to meet new safety and soundness standards. In order to comply with the Act, the Federal Reserve Board, the Comptroller and the FDIC have adopted regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits.

     Both the capital standards and the safety and soundness standards which the Act seeks to implement are designed to bolster and protect the deposit insurance fund.

         In response to the directive issued under the Act, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                    Total Risk -   Tier 1 Risk -             Tier 1
                                   Based Capital   Based Capital            Leverage
                                       Ratio           Ratio                 Ratio
                                   -------------   -------------            --------
Well capitalized/(1)/                         10%             6%                  5%

Adequately Capitalized/(1)/                    8%             4%                  4%/(2)/

Undercapitalized/(4)/                less than 8%   less than 4%        less than 4%/(3)/

Significantly
 Undercapitalized/(4)/               less than 6%   less than 3%        less than 3%

Critically Undercapitalized                    -               -        less than or
                                                                         equal to 2%/(5)/

---------------------------

/(1)/ An institution must meet all three minimums.
/(2)/ 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
/(3)/ less than 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
/(4)/ An institution falls into this category if it is below the specified capital level for any of the three capital measures.
                        ---
/(5)/ Ratio of tangible equity to total assets.

         As a national bank, the Bank is subject to examination and review by the Comptroller. This examination is typically completed on-site every eighteen months and is subject to off-site review at call. The Comptroller, at will, can access quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

         On July 1, 1995, the State of Georgia enacted an interstate banking statute which authorizes bank holding companies located throughout the United States to acquire banks and bank holding companies located in Georgia under certain conditions. Such legislation has had the effect of increasing competition among financial institutions in the Bank's market area and in the State of Georgia generally.

         As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

         The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation. In addition, regulators sometimes require higher capital levels on a case-by-case basis based on such factors as the risk characteristics or management of a particular institution. The Company and the Bank are not aware of any attributes of their operating plan that would cause regulators to impose higher requirements.

Item 2.  Description of Property
------   -----------------------

         On February 4, 1997, the Company entered into a contract with a party unaffiliated with any officer or director of the Company to acquire a 2.5 acre tract of land located at the intersection of Highway 138 and Miller's Chapel Road for a total purchase price of $424,160. The Company currently operates out of offices in a modular bank facility also located at the intersection of Highway 138 and Miller's Chapel Road. The Company leases the approximately 2,200 square feet facility pursuant to a month-to-month lease at a monthly rental of $3,500. Plans are underway for construction of a permanent facility at the same location which will, when completed, contain approximately 6800 square feet on main the level and 4,400 square feet on the second level.

         In addition to its temporary headquarters facility, the Bank operates a small branch office located at 1600 Georgia Highway 20, Conyers, Georgia. This branch facility is located on approximately 1.2 acres of land and was acquired for a purchase price of approximately $385,000.

Item 3.  Legal Proceedings
------   -----------------

         There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         No matter was submitted during the fourth quarter ended December 31, 1997 to a vote of security holders of the Company.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
------   --------------------------------------------------------

         A.  Market Information

         During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

         B.  Holders of Common Stock

         As of March 15, 1998, the number of holders of record of the Company's Common Stock was 662.

         C.  Dividends

         To date, the Company has not paid any dividends on its Common Stock. As the Company and the Bank are both start-up operations, it is the policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company and of the Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

         The Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the Comptroller. Pursuant to 12 U.S.C. (S) 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. (S) 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than one-tenth of the Bank's net income of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. (S) 60(b), the approval of the Comptroller is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------   ---------------------------------------------------------

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, related notes and statistical information included elsewhere herein.

Results of Operations

         The Company was organized on February 13, 1997 to serve as a holding company for a proposed national bank. For approximately the first seven months of operation, the main activities centered on seeking, interviewing and selecting a cohesive group of organizers/directors; applying for a national bank charter; applying to become a bank holding company; and filing a Registration Statement (the "Registration Statement") with the Securities and Exchange Commission pursuant to which the Company registered 800,000 shares of its Common Stock at an offering price of $10.00 per share. Upon the Registration Statement's effectiveness, the organizers/directors focused their efforts on the sale of such Common Stock and, by late August 1997, had completed all selling activities. Net of selling expenses, the Company raised

$6,706,384 in the offering. From late August to the end of September 1997, management engaged in activities resulting in the opening of the Bank. During the development stage, from February 13, 1997 ("Inception") to October 14, 1997 (the "Bank Opening"), net loss amounted to $114,565. Net loss from the Bank Opening to December 31, 1997 amounted to $350,561. Losses from Inception to December 31, 1997 amounted to $468,628, or $.70 per share.

Net Interest Income

         The Company's results of operations are determined by its ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control non-interest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Company's ability to maintain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is the key performance measure of income.

         Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the period indicated.


                                                 Period From Inception
                                                  to December 31, 1997
                                         -------------------------------------

                                                      (In thousands)

                                            Average       Interest        Yield/
                                            Balance     Income/Expense     Cost
                                            -------     --------------     ----
    Interest-bearing deposits                $   49          $  3          6.12%
    Federal funds sold                          416            24          5.77
    Securities                                1,306           101          7.73
    Loans, net                                  556            47          8.45
                                             ------          ----          ----
       Total earning assets                  $2,327          $175          7.54%
                                             ======          ====          ====

    Interest-bearing deposits                $1,616          $ 69          4.27%
    Other borrowings                            391            28          7.05
                                             ------          ----          ----
       Total interest-bearing liabilities    $2,007          $ 97          4.81%
                                             ======          ====          ====

    Net yield on earning assets                                            2.73%
                                                                           ====

         As reflected above, average yield on earning assets amounted to 7.54%, while the average cost of funds amounted to 4.81%. Net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net interest yield for the period ended December 31, 1997 amounted to 3.35%.

Non-Interest Income

         Non-interest income for the period ended December 31, 1997 amounted to $6,685 and represented 0.13% of average assets. Management expects non-interest income as a percentage of average assets to improve significantly in 1998.

Non-Interest Expense

      Non-interest expense from Inception to December 31, 1997 amounted to $508,755. As a percent of total average assets, non-interest expense amounted to 10%. Below are the components of non-interest expense for 1997.

                Salaries and benefits               $169,107
                Supplies and printing                 36,451
                Advertising and public relations       7,126
                Legal and professional               145,916
                Other operating expenses             150,155
                                                     -------
                     Total non-interest expense     $508,755
                                                     =======

      During 1997, $45,373 was provided to the allowance for loan losses. There were no charge-offs during 1997. As of December 31, 1997, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Liquidity and Interest Rate Sensitivity

      Net interest income, the Company's primary source of earnings, fluctuates with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

      Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risks.

      The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 1997 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                                                           After         After
                                                           three          six         After
                                              Within       months        months      one year     After
                                               three     but within    but within   but within    five
                                              months     six months     one year    five years    years    Total
                                             ---------  ------------  ------------  -----------  -------  --------
                                                                        (In thousands)
EARNING ASSETS

Loans                                        $ 1,204       $    71       $   693        $1,612   $   64   $ 3,644

US Government and agency securities                0           200           502         4,624        0     5,326

Federal funds sold                             4,290             0             0             0        0     4,290
                                              ------       -------       -------        ------   ------   -------

    Total earning assets                     $ 5,494       $   271       $ 1,195        $6,236   $   64   $13,260
                                              ======        ======        ======         =====    =====    ======

SUPPORTING SOURCES OF FUNDS

Demand deposits,
Interest-bearing demand
and savings                                  $ 8,676       $     0       $     0        $    0   $    0   $ 8,676

Certificates, less than $100M                     61            88           359             3        0       511

Certificates, $100M and over                       0             0           101         1,105        0     1,206
                                              ------        ------        ------         -----    -----    ------

     Total interest-bearing liabilities      $ 8,737       $    88       $   460        $1,108   $    0   $10,393
                                              ======        ======        ======         =====    =====    ======

Interest-sensitivity gap                     $(3,243)      $   183       $   735        $5,128   $   64   $ 2,867

Cumulative interest-sensitivity gap          $(3,243)      $(3,060)      $(2,325)       $2,803   $2,867   $ 2,867

Interest-sensitivity gap ratio                (24.44%)        1.37%         5.54%         3.61%     .48%    21.62%

Cumulative interest-sensitivity gap ratio     (24.44%)      (23.07%)      (17.53%)       21.14%   21.62%    21.62%

      As evidenced by the table above, the Company is cumulatively liability sensitive. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous as earning assets are repriced sooner than the liabilities. With respect to the Company, an increase in interest rate would result in higher earnings while a decline in interest rates will reduce income. This, however, assumes that all other factors affecting income remain constant.

      As the Company continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Bank's Asset/Liability Committee meets on a quarterly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

      Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $10.4 million in 1997. Below are the pertinent liquidity balances and ratios for the period from Inception to December 31, 1997.

                Cash and cash equivalents .................... $5,634,297
                Securities ...................................  5,505,870
                CDS, over $100,000 to total deposits ratio ...   12%
                Loan to deposit ratio ........................   35%
                Brokered deposits ............................   N/A


      At December 31, 1997, large denomination certificates accounted for 12% of total deposits. Large denomination CDS are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDS and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDS may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Rockdale County, Georgia, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Rockdale County, as outside depositors are more likely to be interest rate sensitive.

      Cash and cash equivalents are the primary source of liquidity. At December 31, 1997, cash and cash equivalents amounted to $5.6 million, representing 34% of total assets. Securities available for sale provide a secondary source of liquidity. Approximately $1.0 million of the $5.5 million in the Bank's securities portfolio is scheduled to mature in 1998.

      Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 1997, the Company had no brokered deposits in its portfolio.

      Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way in the foreseeable future.

Capital Adequacy

      There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

      The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Note that under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, non-cumulative and cumulative (bank holding companies only) perpetual preferred stock and minority interest. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

      The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into total assets. For banks that are not rated CAMEL 1 by their primary regulator, (which includes the subsidiary Bank), the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

      A new rule was recently adopted by the Federal Reserve Board, the OCC and the FDIC that adds a measure of interest rate risk to the determination of supervisory capital adequacy. In connection with this new rule, the agencies have also proposed a measurement process to measure interest rate risk. Under this proposal, all items reported on the balance sheet, as well as off-balance sheet items, would be reported according to maturity, repricing dates and cash flow characteristics. A bank's reporting position would be multiplied by duration-based risk factors and weighted according to rate sensitivity. The net risk weighted position would be used in assessing capital adequacy. The objective of this complex proposal is to determine the sensitivity of a bank to various rising and declining interest rate scenarios.

      The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 1997:

                                                             Minimum
                                             December 31,  regulatory
  Bank                                          1997      requirement
  ----                                       -----------  ------------

    Tier 1 Capital                              65.6%         4.0%
    Tier 2 Capital                                .5%          --
                                                ----          ---

           Total risk-based capital ratio       66.1%         8.0%
                                                ====          ===

    Leverage ratio                              35.2%         3.0%
                                                ====          ===


  Company - Consolidated
  ----------------------

    Tier 1 Capital                              72.5%         4.0%
    Tier 2 Capital                                --           --
                                                ----          ---

           Total risk-based capital ratio       72.5%         8.0%
                                                ====          ===

    Leverage ratio                              37.5%         3.0%
                                                ====          ===

  The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.

Accounting Matters

  Effective February 13, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings Per Share," and simplifies earnings per share computations by replacing primary earnings per share with basic earnings per share, which shows no effects from dilutive securities. Entities with complex capital structures will have to show diluted earnings per share, which is similar to the fully diluted earnings per share computation under APB 15. The adoption of SFAS 128 did not have a significant impact on the financial condition or results of operations of the Company.

  Effective February 13, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 is effective for such transactions entered into subsequent to December 31, 1996, and for certain excess servicing rights recorded at December 31, 1996. Under SFAS 125, a company recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes financial assets when control has been surrendered and liabilities when extinguished. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 127 ("SFAS 127"), "Deferral of the Effective Date of FASB Statement No. 125," which delays the effective date of certain provisions of SFAS 125 until 1998. The adoption of SFAS 125 and SFAS 127 did not have a significant impact on the financial condition or results of operations of the Company.

         Effective February 13, 1997, the Company adopted Statement of Financial Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information About Capital Structure." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement consolidates existing disclosure requirements on capital structure. The adoption of SFAS 129 did not have a significant impact on the financial condition or results of operations of the Company.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 is effective January 1, 1998. Under SFAS 130, a company will begin showing changes in assets and liabilities in a new comprehensive income statement or alternative presentation, as opposed to showing some of the items as transactions in shareholders' equity accounts. Upon adoption, all comparative annual and interim financial statements will present a comprehensive income statement disclosure for all years presented. The adoption of SFAS 130 is not expected to have a significant impact on the financial condition or results of operations of the Company.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 is effective January 1, 1998, and requires disclosure of certain financial information by segments of a company's business. The adoption of SFAS 131 is not expected to have a significant impact on the financial condition or results of operations of the Company.

Item 7.  Financial Statements
------   --------------------

         The following financial statements are filed with this report:

         Independent Auditors' Report

         Consolidated Balance Sheet - December 31, 1997

         Consolidated Statement of Income - Period from Inception (February 13,
         1997) to December 31, 1997

         Consolidated Statement of Changes in Shareholders' Equity - Period from Inception (February 13, 1997) to December 31, 1997

         Consolidated Statement of Cash Flows - Period from Inception (February 13, 1997) to December 31, 1997

         Notes to Consolidated Financial Statements

                         [Bricker & Melton Letterhead]


                         Independent Auditors' Report


The Board of Directors and Stockholders
Rockdale National Bancshares, Inc.
  and Subsidiary
Conyers, Georgia


  We have audited the accompanying consolidated balance sheet of Rockdale National Bancshares, Inc. and subsidiary as of December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the period from inception (February 13, 1997) to December 31, 1997. These consolidated financial statements are the responsibility of Rockdale National Bancshares, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rockdale National Bancshares, Inc. and subsidiary, and the results of their operations and their cash flows for the period from inception (February 13, 1997) to December 31, 1997, in conformity with generally accepted accounting principles.


                                               /s/ BRICKER & MELTON, P.A.




January 30, 1998
Duluth, Georgia

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET

=======================================================================

                                                            December 31, 1997
                                                            -----------------
                                  ASSETS

Cash and due from banks (Note B)                              $  1,344,297
Federal funds sold                                               4,290,000
Investment securities available for sale (Note C)                5,325,870
Other investments (Note C)                                         180,000
Loans, net (Notes D and I)                                       3,599,142
Premises and equipment, net (Note E)                             1,663,678
Accrued interest receivable                                        101,073
Other assets (Note G)                                              136,014
                                                               -----------

      TOTAL ASSETS                                            $ 16,640,074
                                                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits: (Note H)
     Noninterest-bearing demand                               $  1,568,410
     Interest-bearing demand and money market                    6,478,310
     Savings                                                       629,190
     Time deposits of $100,000 or more                           1,205,719
     Other time deposits                                           511,002
                                                               -----------
      Total Deposits                                            10,392,631

  Accrued interest payable                                           6,380
  Other liabilities (Notes F and G)                                  6,000
                                                               -----------
     TOTAL LIABILITIES                                          10,405,011
                                                               -----------
                                  (Continued)


The accompanying notes are an integral part of these consolidated financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET (Continued)

=======================================================================

                                                            December 31, 1997
                                                            -----------------

STOCKHOLDERS' EQUITY (Note J)
   Common stock, par value $1.00; 10,000,000 shares
        authorized, 673,188 shares issued and outstanding     $    673,188
   Surplus                                                       6,033,196
   Retained earnings (deficit)                                    (468,628)
   Market valuation reserve on investment securities
        available for sale (Note C)                                 (2,693)
                                                               -----------
          TOTAL STOCKHOLDERS' EQUITY                             6,235,063
                                                               -----------

Commitments and contingent liabilities (Note K)

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 16,640,074
                                                               ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF INCOME

========================================================================

                                                               For the period
                                                              from inception to
                                                              December 31, 1997
                                                              -----------------
INTEREST INCOME
  Loans, including fees                                          $  47,191
  Investment securities:
    U.S. Treasury securities                                        61,385
    U.S. Government agencies and corporations                       37,616
    Other investments                                                5,145
  Federal funds sold                                                24,033
                                                                  --------
        TOTAL INTEREST INCOME                                      175,370
                                                                  --------

INTEREST EXPENSE
  Interest-bearing demand and money market                          49,097
  Savings                                                            5,310
  Time deposits of $100,000 or more                                 10,111
  Other time deposits                                                4,482
  Other borrowings (Note F)                                         27,555
                                                                  --------
        TOTAL INTEREST EXPENSE                                      96,555
                                                                  --------

        NET INTEREST INCOME                                         78,815

PROVISION FOR LOAN LOSSES (Note D)                                  45,373
                                                                  --------

        NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         33,442
                                                                  --------

OTHER INCOME
  Service charges on deposit accounts                                5,717
  Investment securities gains, net (Note C)                             --
  Other income                                                         968
                                                                  --------
        TOTAL OTHER INCOME                                           6,685
                                                                  --------


                                  (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (Continued)

======================================================================

                                                             For the period
                                                             from inception to
                                                             December 31, 1997
                                                             -----------------

OTHER EXPENSE
  Salaries and other compensation                                $ 146,446
  Employee benefits                                                 22,661
  Net occupancy and equipment expense                               57,094
  Professional and other outside services                          145,916
  Other expense                                                    136,638
                                                                  --------
        TOTAL OTHER EXPENSE                                        508,755
                                                                  --------

        LOSS BEFORE INCOME TAXES                                  (468,628)

INCOME TAX BENEFIT (Note G)                                             --
                                                                  --------

        NET LOSS                                                 $(468,628)
                                                                  ========

BASIC LOSS PER COMMON SHARE (Note A)                             $    (.70)
                                                                  ========


The accompanying notes are an integral part of these consolidated financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

================================================================================

                                                      For the period from inception to December 31, 1997
                                         ------------------------------------------------------------------------------
                                                                           Retained          Market
                                           Common                          Earnings         Valuation
                                           Stock          Surplus          (Deficit)         Reserve            Total
                                         ---------      -----------       ----------        ---------         ---------
Balance at Inception                     $      50      $       450       $      --         $      --        $      500

Proceeds from sale of capital stock        673,188        6,033,196              --                --         6,706,384

Net loss                                        --               --        (468,628)               --          (468,628)

Repurchase of organization shares              (50)            (450)             --                --              (500)

Market valuation adjustment--net                --               --              --            (2,693)           (2,693)
                                         ---------      -----------       ---------         ---------        ----------

Balance at December 31, 1997             $ 673,188      $ 6,033,196       $(468,628)        $  (2,693)       $6,235,063
                                         =========      ===========       =========         =========        ==========



  The accompanying note are an integral part of these consolidated financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS

================================================================================

                                                                                         For the period
                                                                                        from inception to
                                                                                        December 31, 1997
                                                                                      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                         $         (468,628)
      Adjustments to reconcile net loss to net cash used by operating activities:
               Net (accretion) amortization of investment securities                              (64,802)
               Depreciation and amortization of premises and equipment                             26,812
               Provision for loan losses                                                           45,373
               Deferred income tax benefit                                                          1,388
               Amortization of organization costs                                                   1,968
               Increase in other assets                                                          (137,982)
               Increase in accrued interest receivable                                           (101,073)
               Increase in accrued interest payable                                                 6,380
               Increase in other liabilities                                                        6,000
                                                                                           --------------
                 NET CASH USED BY OPERATING ACTIVITIES                                           (684,564)
                                                                                           --------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of investment securities available for sale                                   (11,613,202)
      Purchases of other investments                                                             (180,000)
      Maturities of investment securities available for sale                                    6,348,053
      Loans originated, net of principal repayments                                            (3,644,515)
      Purchases of premises and equipment                                                      (1,690,490)
                                                                                           --------------
                 NET CASH USED BY INVESTING ACTIVITIES                                        (10,780,154)
                                                                                           --------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from sales of capital stock                                                      6,706,384
      Net increase in demand, money market and savings deposits                                 8,675,910
      Time deposits accepted, net of repayments                                                 1,716,721
      Proceeds from other borrowings                                                            1,258,051
      Repayment of other borrowings                                                            (1,258,051)
      Proceeds from sale of organization shares                                                       500
      Repurchase of organization shares                                                              (500)
      Proceeds from loans by Organizers                                                            85,000
      Repayment of loans by Organizers                                                            (85,000)
                                                                                           --------------
                 NET CASH PROVIDED BY FINANCING ACTIVITIES                                     17,099,015
                                                                                           --------------

                                  (Continued)


 The accompanying notes are an integral part of these consolidated financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF CASH FLOWS, (Continued)

================================================================================

                                                                   For the period
                                                                 from inception to
                                                                 December 31, 1997
                                                              -----------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           $     5,634,297
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
                                                                                 --
                                                                      -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $     5,634,297
                                                                      =============

SUPPLEMENTAL DISCLOSURES OF CASH PAID:
      Interest                                                      $        90,175
                                                                      =============
      Income taxes                                                  $            --
                                                                      =============

  The accompanying notes are an integral part of these consolidated financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Period from Inception to December 31, 1997

================================================================================

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Rockdale National Bancshares, Inc. provides a full range of banking and bank-related services to individual and corporate customers through its bank subsidiary located in Rockdale County, Georgia. Rockdale National Bancshares, Inc. and subsidiary are subject to intense competition from other financial institutions and are also subject to the regulations of certain government agencies and, therefore, undergo periodic examinations by those regulatory authorities.

  The accounting and reporting policies of Rockdale National Bancshares, Inc. and subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. The following is a summary of the more significant of these policies.

  The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For instance, material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgments about information available to them at the time of their examination.


Basis of Presentation

  Rockdale National Bancshares, Inc. (the Parent Company) was incorporated under the laws of the State of Georgia on February 13, 1997, to operate as a bank holding company pursuant to the federal Bank Holding Company Act of 1956, as amended, and the Georgia Bank Holding Company Act to purchase 100 percent of the issued and outstanding capital stock of Rockdale National Bank (the Bank), an association organized under the laws of the United States, which began as a general banking business on October 14, 1997. The consolidated financial statements include the accounts of the Parent Company and its wholly-owned subsidiary, the Bank, collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Investment Securities

  Investment securities held to maturity are reported at amortized cost. Investment securities available for sale are reported at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of the related tax effect. Other investments are reported at cost and, accordingly, earnings are reported when interest is accrued or when dividends are received.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Period from Inception to December 31, 1997


================================================================================

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Premium and discount on all investment securities are amortized (deducted) and accreted (added), respectively, to interest income on the straight-line and interest methods over the period to the maturity of the related securities. Premium and discount on mortgage-backed securities are amortized (deducted) and accreted (added), respectively, to interest income using a method which approximates a level yield over the period to maturity of the related securities, taking into consideration assumed prepayment patterns.

  Gains or losses on disposition are computed by the specific identification method for all securities.


Loans

  Loans are reported at the gross amount outstanding, less a valuation allowance for loan losses. Interest income on all other loans is recognized over the terms of the loans based on the principal amount outstanding. If the collectibility of interest appears doubtful, the accrual thereof is discontinued. Accrued interest which appears doubtful of collection is reversed to the interest income account if accrued in the current year or charged to the allowance for loan losses if accrued in prior years.


Allowance for Loan Losses

  The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans and takes into consideration such factors as the balance of impaired loans (which are defined as all nonperforming loans except residential mortgages and groups of small homogeneous loans), changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality and review of specific problem loans. Periodic revisions are made to the allowance when circumstances which necessitate such revisions become known. Specific provision for loan losses is made for impaired loans based on a comparison of the recorded carrying value in the loan to either the present value of the loan's expected cash flow, the loan's estimated market price or the estimated fair value of the underlying collateral. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance.


Premises and Equipment

  Premises and equipment are reported at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are computed using primarily straight-line methods over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. When property is disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. For federal tax reporting purposes, depreciation and amortization are computed using primarily accelerated methods.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Period from Inception to December 31, 1997

================================================================================


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

  The tax effects of transactions are recorded at current tax rates in the periods the transactions are reported for financial statement purposes. Deferred income taxes is established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The Company files its income tax returns on a consolidated basis.


Basic Earnings Per Common Share

  Basic earnings per common share is based on the weighted average number of common shares outstanding during the period, which totaled 673,188 shares for the period from inception (February 13, 1997) to December 31, 1997.

  Effective February 13, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15 (APB
15), "Earnings Per Share," and simplifies earnings per share computations by replacing primary earnings per share with basic earnings per share, which shows no effects from dilutive securities. Entities with complex capital structures will have to show diluted earnings per share, which is similar to the fully diluted earnings per share computation under APB 15. The adoption of SFAS 128 did not have a significant impact on the financial condition or results of operations of the Company.


Off-Balance-Sheet Financial Instruments

  In the normal course of business, the Company originates financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These commitments involve varying degrees of risk in excess of the amounts recognized in the consolidated balance sheet. Commitments to extend credit represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many commitments expire without being funded, total commitment amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable; inventory; and property, plant and equipment. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party.


Fair Values of Financial Instruments

  The Company uses the following methods and assumptions in estimating fair values of financial instruments (see Note M):

  Cash and cash equivalents--The carrying amount of cash and cash equivalents approximates fair value.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Period from Inception to December 31, 1997

================================================================================

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Investment securities--The fair value of investment securities held to maturity and available for sale is estimated based on bid quotations received from independent pricing services. The carrying amount of other investments approximates fair value.

  Loans--For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For all other loans, fair values are calculated by discounting the contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan, or by using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

  Deposits--The fair value of deposits with no stated maturity, such as demand, NOW and money market, and savings accounts, is equal to the amount payable on demand at year-end. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

  Accrued interest--The carrying amount of accrued interest receivable and payable approximates fair value.

  Off-balance-sheet instruments--The fair value for off-balance sheet lending commitments is equal to the amount of commitments outstanding at December 31, 1997. This is based on the fact that the Company generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.


New Accounting Pronouncements

  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

  Effective February 13, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 is effective for such transactions entered into subsequent to December 31, 1996, and for certain excess servicing rights recorded at December 31, 1996. Under SFAS 125, a company recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes financial assets when control has been surrendered and liabilities when extinguished. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 127 (SFAS 127), "Deferral of the Effective Date of FASB Statement No. 125," which delays the effective date of certain provisions of SFAS 125 until 1998. The adoption of SFAS 125 and SFAS 127 did not have a significant impact on the financial condition or results of operations of the Company.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Period from Inception to December 31, 1997

================================================================================

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Disclosure of Information About Capital Structure

     Effective February 13, 1997, the Company adopted Statement of Financial Accounting Standards No. 129 (SFAS 129), "Disclosure of Information About Capital Structure." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement consolidates existing disclosure requirements on capital structure. The adoption of SFAS 129 did not have a significant impact on the financial condition or results of operations of the Company.


Pending Accounting Pronouncements

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 is effective January 1, 1998. Under SFAS 130, a company will begin showing changes in assets and liabilities in a new comprehensive income statement or alternative presentation, as opposed to showing some of the items as transactions in shareholders' equity accounts. Upon adoption, all comparative annual and interim financial statements will present a comprehensive income statement disclosure for all years presented. The adoption of SFAS 130 is not expected to have a significant impact on the financial condition or results of operations of the Company.

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 is effective January 1, 1998, and requires disclosure of certain financial information by segments of a company's business. The adoption of SFAS 131 is not expected to have a significant impact on the financial condition or results of operations of the Company.


NOTE B--CASH AND DUE FROM BANKS

  The Federal Reserve Board requires that banks maintain reserve balances with the Federal Reserve Bank or in cash on hand. At December 31, 1997, the Bank's reserve requirement had not been required to be computed or reported to the Federal Reserve Bank.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Period from Inception to December 31, 1997

================================================================================

NOTE C--INVESTMENT SECURITIES

  The amortized cost and estimated market value of investment securities available for sale are as follows at December 31:

                                                                          1997
                                       ----------------------------------------------------------------------
                                         Amortized            Unrealized         Unrealized        Market
                                           Cost                 Gains              Losses           Value
                                        -----------          ------------       ------------     -----------
U.S. Government agencies and
        corporations                   $   5,329,951          $   1,474           $  5,555       $  5,325,870
                                         ===========            =======            =======        ===========

        Other investments consists of common stock in the Federal Reserve Bank of Atlanta.

        In 1997, the unrealized loss on available for sale securities, net of the related deferred taxes of $1,388, is $2,693 and is included as a separate component of stockholders' equity.

        The amortized cost and estimated market value of investment securities available for sale at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                Investment Securities
                                                 Available for Sale
                                             -------------------------
                                               Amortized      Market
                                                 Cost          Value
                                             -----------   -----------
Due in one year or less                     $    702,436  $    701,971
Due after one year through three years         3,210,643     3,206,829
Due after three years through five years       1,416,872     1,417,070
                                             -----------   -----------
                                            $  5,329,951  $  5,325,870
                                             ===========   ===========

  There were no sales of investment securities in 1997.

  At December 31, 1997, there were no investment securities required to be pledged to secure public funds and certain other deposits as required by law.

  At December 31, 1997, the Bank has no outstanding off-balance-sheet derivative financial instruments such as swaps, options, futures or forward contracts.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Period from Inception to December 31, 1997

===========================================================================

NOTE D--LOANS

       Major classifications of loans are as follows at December 31:

                                                                         1997
                                                                     -----------

Commercial                                                          $    475,289
Real estate - individual                                                 453,825
Real estate - commercial                                               1,374,801
Individual - installment and simple interest                           1,335,907
Other                                                                      4,693
                                                                     -----------
       Total loans                                                     3,644,515
Less:  Allowance for loan losses                                          45,373
                                                                     -----------
Loans, net                                                          $  3,599,142
                                                                     ===========

       Most of the Bank's business activity is with customers located within Rockdale County and the surrounding area. As of December 31, 1997, the Bank had approximately $1,828,626 of its loan portfolio secured by real estate.

       At December 31, 1997, the Bank has no nonaccrual loans or loans which are considered impaired.

       The following is a summary of transactions in the allowance for loan losses for the period from inception to December 31:

                                                                          1997
                                                                        --------

Balance, beginning of year                                              $ --
Provision charged to expense                                              45,373
Loans charged off                                                         --
Recoveries of loans previously charged off                                --
                                                                        --------
Balance, end of year                                                    $ 45,373
                                                                        ========

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Period from Inception to December 31, 1997

===========================================================================

NOTE E--PREMISES AND EQUIPMENT

       Premises and equipment are composed of the following at December 31:

                                                                        1997
                                                                    -----------

Land                                                                $   609,160
Buildings and ground improvements                                       493,539
Furniture, fixtures and equipment                                       587,791
                                                                    -----------
                                                                      1,690,490
Less accumulated depreciation and amortization                          (26,812)
                                                                    -----------
       Premises and equipment, net                                  $ 1,663,678
                                                                    ===========

       Depreciation and amortization expense totaled $26,812 for 1997.

       The Company operates out of offices in a modular bank facility pursuant to a month-to-month operating lease at a monthly rental of $3,500 and also has certain equipment leased under various operating leases. Rental expense was $12,945 in 1997.


NOTE F--SHORT-TERM AND OTHER BORROWINGS

       On April 2, 1997, the Organizers obtained a $450,000 line of credit from a bank at .50 percent below adjustable prime rate, or 8.00 percent. The line of credit was unsecured and required interest-only payments on a quarterly basis, with total principal plus interest due at maturity on July 2, 1998. Personal guarantees of the Organizers, up to $100,000 each, were required by the lender. This line of credit was intended to fund the branch building purchase and renovations. Approximately $438,300 was drawn against this line of credit in 1997 and was repaid in full on September 9, 1997.

       On April 4, 1997, the Organizers obtained a $300,000 line of credit from a bank at .50 percent below adjustable prime rate, or 8.00 percent. The line of credit was unsecured and required interest-only payments on a quarterly basis, with total principal plus interest due at maturity on April 4, 1998. Personal guarantees of the organizers, up to $66,667 each, were required by the lender. This line of credit has been used to repay (without interest) the Organizer's initial funding of the Company and to provide additional operating funds until permanent funding was obtained. Approximately $295,900 was drawn against this line of credit in 1997 and was repaid in full on September 9, 1997.

       On June 17, 1997, the Organizers obtained a $625,000 line of credit from a bank at .50 percent below adjustable prime rate, or 8.00 percent. The line of credit was unsecured and required interest-only payments on a quarterly basis, with total principal plus interest due at maturity on June 17, 1998. This line of credit was intended to fund the main office land and building purchase. Approximately $523,800 was drawn against this line of credit in 1997 and was repaid in full on September 9, 1997.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Period from Inception to December 31, 1997

===========================================================================

NOTE F--SHORT-TERM AND OTHER BORROWINGS (Continued)

       The Bank may utilize short-term borrowings as needed for liquidity purposes in the form of federal funds purchased. The Bank has unsecured lines of credit for federal funds purchased from other banks totaling $3,500,000 at December 31, 1997. During the period from inception to December 31, 1997, there were no amounts outstanding under these lines.

NOTE G--INCOME TAXES

       The following are the components of income tax expense as provided for the period from inception to December 31:

                                                                           1997
                                                                          ------

Current income tax provision                                             $  --
Deferred income tax benefit                                                 --
                                                                          ------
                                                                         $  --
                                                                          ======

       A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows for the period from inception to December 31:

                                                                         1997
                                                                     ----------

Pretax loss                                                         $  (468,628)
                                                                     ==========

Income tax benefit computed at federal statutory tax rate           $  (159,334)
Increase (decrease) resulting from:
Nondeductible meals and entertainment                                     2,300
State income tax benefit, net of federal tax benefit                    (20,014)
Valuation reserve                                                       177,048
                                                                     ----------
                                                                    $        --
                                                                     ==========

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Period from Inception to December 31, 1997

===========================================================================

NOTE G--INCOME TAXES (Continued)

       The following summarizes the tax effects of temporary differences which compose net deferred tax assets at December 31:

                                                                         1997
                                                                     ----------
Deferred income tax assets:
       Allowance for loan losses                                    $    17,224
       Accumulated depreciation                                          10,178
       Net operating loss carryforward                                  154,120
       Unrealized loss on investment securities
         available for sale                                               1,388
                                                                     ----------
              Total deferred income tax assets                          182,910
                                                                     ----------

Deferred income tax liabilities:
       Other, net                                                        (4,474)
                                                                     ----------
              Total deferred income tax liabilities                      (4,474)
                                                                     ----------

Valuation reserve                                                      (177,048)
                                                                     ----------

Net deferred income tax asset                                       $     1,388
                                                                     ==========


NOTE H--TIME DEPOSITS

       The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $1,206,000 at December 31, 1997.

       At December 31, 1997, the scheduled maturities of time deposits of $100,000 or more and other time deposits are as follows:

Years ended December 31,
       1998                                                         $   539,163
       1999                                                             172,865
       Thereafter                                                     1,004,693
                                                                     ----------
                                                                    $ 1,716,721
                                                                     ==========

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Period from Inception to December 31, 1997

===========================================================================

NOTE I--RELATED PARTY TRANSACTIONS

       At December 31, 1997, the Bank had direct and indirect loans which aggregated $1,259,461, outstanding to or for the benefit of certain of the Bank's officers, directors and their related interests. During 1997, $1,259,536 of such loans were made and repayments totaled $75.00. These loans were made in the ordinary course of business in conformity with normal credit terms, including interest rates and collateral requirements prevailing at the time for comparable transactions with other borrowers. These individuals and their related interests also maintain customary demand and time deposit accounts with the Bank.

NOTE J--STOCKHOLDERS' EQUITY

       The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table. The Bank's actual capital amounts and ratios are also presented in the table.

                                                                              1997
                                             ------------------------------------------------------------------------------------
                                                            Well                           Adequately
                                                         Capitalized                      Capitalized
                                                         Requirement                      Requirement              Actual
                                                        Amount (Ratio)                   Amount (Ratio)         Amount (Ratio)
                                             -------------------------------------      ---------------      -------------------
Tier 1 Capital (to Average Assets)           $ greater than       greater than
                                             or equal to 513,750  or equal to 5.0%      $ 411,000  4.0%      $  5,645,000  54.9%
Tier 1 Capital (to Risk Weighted Assets)     $ greater than       greater than
                                             or equal to 516,120  or equal to 6.0%      $ 344,080  4.0%      $  5,645,000  65.6%
Total Capital (to Risk Weighted Assets)      $ greater than       greater than
                                             or equal to 860,200  or equal to 10.0%     $ 688,160  8.0%      $  5,690,000  66.1%

       Management believes, as of December 31, 1997, that the Bank meets all capital requirements to which it is subject.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Period from Inception to December 31, 1997

===========================================================================

NOTE J--STOCKHOLDERS' EQUITY (Continued)

       Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends which the Bank may pay without obtaining prior regulatory approval. These restrictions are based on the level of regulatory classified assets, the prior years' net earnings, and the ratio of equity capital to total assets. At December 31, 1997, total stockholders' equity of the Bank was $5,646,745 and was not available for dividends.


NOTE K--OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

       The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

       The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

       Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 1997, commitments to extend credit totaled approximately $1,084,000. The Bank's experience has been that approximately 90 percent of loan commitments are drawn upon by customers.

       The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's credit evaluation of the other party. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties on those commitments for which collateral is deemed necessary.

       The Company entered into a letter of employment with the President and Chief Executive Officer of the Bank. The letter of employment continues for three years and provides for an annual base salary, plus medical insurance premiums, and such other benefits which are generally made available to other senior executives of the Company and the Bank. The letter of employment also provides for granting a stock option to purchase 1 percent of the amount of common stock sold in the Company's initial public offering at a purchase price of $10.00 per share, and vesting percentages at various criteria completed.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Period from Inception to December 31, 1997

================================================================================

NOTE L--SUPPLEMENTAL FINANCIAL DATA

  Components of other expense in excess of 1 percent of total income are as follows at December 31:

                                                                     1997
                                                                     ----

Supplies and forms                                                 $ 36,451
Consulting fees                                                      91,773


NOTE M--FAIR VALUES OF FINANCIAL INSTRUMENTS

  The estimated fair values of the Company's financial instruments are as follows at December 31:

                                                              1997
                                                  --------------------------
                                                    Carrying     Estimated
                                                     Value       Fair Value
                                                  -----------   ------------
Financial assets:
    Cash and cash equivalents                     $ 5,634,297   $  5,634,297
    Investment securities available for sale        5,325,870      5,325,870
    Other investments                                 180,000        180,000
    Loans                                           3,644,515      3,488,521
    Accrued interest receivable                       101,073        101,073

Financial liabilities:
    Noncontractual deposits                       $ 8,675,910   $  8,675,910
    Contractual deposits                            1,716,721      1,697,039
    Accrued interest payable                            6,380          6,380

Off-balance-sheet instruments:
    Undisbursed credit lines                                    $  1,084,193

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Period from Inception to December 31, 1997

================================================================================

NOTE N--CONDENSED FINANCIAL INFORMATION OF ROCKDALE NATIONAL BANCSHARES, INC.

                            CONDENSED BALANCE SHEET
                                 (Parent Only)


                                                            December 31, 1997
                                                            -----------------
                         ASSETS

Cash on deposit with subsidiary                               $      529,606
Deferred organization costs                                           57,073
Investment in subsidiary                                           5,646,745
Other assets                                                           1,639
                                                              --------------

    TOTAL ASSETS                                              $    6,235,063
                                                              ==============

    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Other liabilities                                            $        --
                                                              --------------
    TOTAL LIABILITIES                                                  --
                                                              --------------

STOCKHOLDERS' EQUITY
 Common stock                                                        673,188
 Surplus                                                           6,033,196
 Retained earnings (deficit)                                        (468,628)
 Market valuation reserve on investment securities
   available for sale                                                 (2,693)
                                                              --------------

    TOTAL STOCKHOLDERS' EQUITY                                     6,235,063
                                                              --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $    6,235,063
                                                              ==============

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Period from Inception to December 31, 1997

================================================================================

NOTE N--CONDENSED FINANCIAL INFORMATION OF ROCKDALE NATIONAL BANCSHARES, INC.
        (Continued)

                         CONDENSED STATEMENT OF INCOME
                                 (Parent Only)


                                                            For the period
                                                          from inception to
                                                          December 31, 1997
                                                          -----------------
OPERATING INCOME
    Dividends from subsidiary                                $    --
    Interest income                                               56,774
                                                             -----------
   TOTAL OPERATING INCOME                                         56,774
                                                             -----------

OPERATING EXPENSE
    Consulting fees                                               91,773
    Interest expense on other borrowings                          27,555
    Amortization of organization costs                             1,968
    Legal and accounting fees                                      8,639
    Other expense                                                 44,905
                                                             -----------
   TOTAL OPERATING EXPENSE                                       174,840
                                                             -----------

LOSS BEFORE INCOME TAX BENEFIT AND EQUITY IN
 UNDISTRIBUTED LOSS OF SUBSIDIARY                               (118,066)


INCOME TAX BENEFIT                                                --
                                                             -----------

LOSS BEFORE EQUITY IN UNDISTRIBUTED LOSS OF
 SUBSIDIARY                                                     (118,066)


EQUITY IN UNDISTRIBUTED LOSS OF SUBSIDIARY                      (350,562)
                                                             -----------

NET LOSS                                                     $  (468,628)
                                                             ===========

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Period from Inception to December 31, 1997

================================================================================
NOTE N--CONDENSED FINANCIAL INFORMATION OF ROCKDALE NATIONAL BANCSHARES, INC.
 (Continued)

                       CONDENSED STATEMENT OF CASH FLOWS
                                 (Parent Only)

                                                       For the period
                                                      from inception to
                                                      December 31, 1997
                                                      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                $  (468,628)
Equity in undistributed loss of bank subsidiary              350,562
Amortization of organization costs                             1,968
Increase in other assets                                     (60,680)
                                                         -----------
NET CASH USED BY OPERATING ACTIVITIES                       (176,778)
                                                         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Contribution of capital to bank subsidiary               (6,000,000)
                                                         -----------
NET CASH USED BY FINANCING ACTIVITIES                     (6,000,000)
                                                         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from the sale of organization shares                   500
 Repurchase of organization shares                              (500)
Proceeds from loans by Organizers                             85,000
Repayment of loans by Organizers                             (85,000)
Proceeds from other borrowings                             1,258,051
Repayment of other borrowings                             (1,258,051)
Proceeds from sale of capital stock                        6,706,384
                                                         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  6,706,384
                                                         -----------

NET INCREASE IN CASH                                         529,606

CASH, BEGINNING OF YEAR                                           --
                                                         -----------

CASH, END OF YEAR                                        $   529,606
                                                         ===========

Item 8.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

   There has been no occurrence requiring a response to this Item.


                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
------   -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

   The directors and executive officers of the Company are as follows:

                                           Position with
            Name                              Company
-----------------------------  --------------------------------------

       C. Dean Alford                     Class I Director

      William L. Daniel        President, Chief Executive Officer and
                                          Class I Director

       Sandra L. Davis                Chief Financial Officer

       Hazel E. Durden                    Class I Director

   John A. Fountain, M.D.                Class II Director

      Michael P. Jones              Chairman, Class II Director

       Julia W. Morgan             Secretary, Class III Director

   R. Flynn Nance, D.V.M.                Class II Director

    Michael R. Potts Jr.                 Class III Director

 Arthur J. Torsiglieri, M.D.             Class III Director

    William R. Walker II               Senior Lending Officer


      Each of the above directors has been a director of the Company since February 1997. The Company has a classified Board of Directors whereby one-third of the members will be elected each year at the Company's Annual Meeting of Shareholders. Upon such election, each director of the Company will serve for a term of three years. The Company's officers are appointed by the Board of Directors and hold office at the will of the Board.

      C. Dean Alford, age 44, has served as President and Chief Executive Officer of A&C Intercom, Inc. since 1977. Mr. Alford is presently Chairman of Rockdale Health Systems, a director of the Rockdale Rotary Club, The Boy Scouts of America (and a 1997 recipient of the Silver Beaver Award from the Atlanta Area Council of The Boy Scouts of America), Conyers/Rockdale Boys & Girls Club, Conyers/Rockdale Chamber of Commerce, and the Center for the Visually Impaired. Mr. Alford is also the Chairman of the Georgia Tech School of Electrical and Computer Engineering Advisory Board, and is Chairman of the Transition Team and the Recreation Committee at Rockdale Baptist Church.

      William L. Daniel, age 48, began his banking career at Citizens & Southern National Bank ("C&S") in 1972 ultimately rising to the level of Senior Vice President when he left C&S in 1986. From December 1986 until September 1988, Mr. Daniel served as an organizer, President and Chief Executive

Officer of the Enterprise National Bank, Atlanta, Georgia. From December 1988 until March 1996, Mr. Daniel served in various executive positions with Bank South Corporation, ending with the position of Regional President supervising the bank's 24 branches in Rockdale, South DeKalb, South Fulton, Clayton and Fayette counties. After the acquisition of Bank South Corporation by NationsBank, Mr. Daniel became Executive Vice President of First Newton Bank, Covington, Georgia in April 1996. In October 1996, Mr. Daniel left the employment of First Newton Bank to begin recruiting and advising the Company's organizers and, on January 1, 1997, began devoting his full time to the organization of the Company and the chartering of the Bank. Mr. Daniel currently serves as President and Chief Executive Officer of the Company and the Bank. Mr. Daniel is active in the Good Shepherd Episcopal Church and is a director of the Rockdale County Water and Sewage Authority. Mr. Daniel is also Leadership Chairman of the Partners for Tomorrow Initiative and Chairman of the Rockdale County 1997 March of Dimes Walk America campaign.

      Hazel E. Durden, age 67, owns and operates Realty Metro, a real estate company she founded in 1972. Mrs. Durden is a member of the Conyers/Rockdale Chamber of Commerce, the American Business Woman Association, and the Conyers/Rockdale Pilot Club. Mrs. Durden is also a former member of the Grievance Committee of Ethics and Relations of the Rockdale Board of Realtors.

      John A. Fountain, M.D., age 44, has maintained a medical practice specializing in dermatology in Conyers, Georgia since 1983. Dr. Fountain is a member of the Medical Association of Georgia, American Academy of Dermatology, American Society of Dermatology Surgeons, and serves as Clinical Associate Professor of Dermatology at Emory University School of Medicine. Dr. Fountain is a former director of the Conyers/Rockdale Chamber of Commerce and is the Technical Director of boys soccer for the Rockdale County School System. Dr. Fountain has also served as Honorary Chairman for the Rockdale Emergency Relief Fund and is a life member of the Georgia Master 4-H Club and the Georgia 4-H Counselor Association.

      Michael P. Jones, age 51, is Managing Partner of Jones & McKnight, P.C., Certified Public Accountants, which Mr. Jones founded in 1976. Mr. Jones has served as an advisory director for Bank South, Conyers, Georgia from 1988 to 1995 and has served as Chairman of the Conyers/Rockdale Chamber of Commerce. Mr. Jones is a member of the American Institute of CPAs and the Georgia Society of CPAs. Mr. Jones is also a 1993 Alumnus of the Regional Leadership Institute and has held numerous leadership positions with several Rockdale County youth sports organizations. Mr. Jones serves on the Administrative Board and is Chairman of Stewardship of the Salem United Methodist Church.

      Julia W. Morgan, age 69, is presently Chief Executive Officer of Ed Morgan & Associates, Inc., a corporation which she has owned and operated since 1981. Ms. Morgan served as a director of First Bank of Conyers until that bank merged with Bank South in 1987, at which time she became an advisory director for Bank South and served as a director for its parent corporation, Bank South Corporation, until 1996 when the bank merged with NationsBank. Ms. Morgan is currently serving on the Executive Committee of the Board of Trustees of the University of Georgia Education Foundation and is director of the University of Georgia National Alumni Association. Ms. Morgan is also a member of the American Society of Life Underwriters and the Conyers/Rockdale Chamber of Commerce. Further, Ms. Morgan currently serves on the Rockdale County Impoundment Authority and the Rockdale County Water and Sewer Authority.

      R. Flynn Nance, D.V.M, age 42, has since 1987 served as the President and owner of Honey Creek Veterinary Hospital, Inc., which is a veterinary medical facility offering medical and surgical care of companion animals in Conyers, Georgia. Dr. Nance is a member of Conyers/Rockdale Chamber of Commerce, the American Veterinary Medical Association, the American Heartworm Society, the Greater

Atlanta Veterinary Medical Association, and the Georgia Veterinary Medical Association. Dr. Nance is also a charter member of the Rotary Club of Rockdale County.

      Michael R. Potts, age 43, is the founder and President of Potts General Contractors, Inc., a general commercial construction contracting firm started by Mr. Potts in 1986. Mr. Potts is a member of the Georgia Chapter of Associate General Contractors. Mr. Potts is also currently serving and has served since 1992 as Director of Construction for the Rockdale County Board of Commissioners. He is a former Board member and Executive Committee member of the Conyers/Rockdale Chamber of Commerce, and is an active charter member of the Haven Fellowship Church.

      Arthur J. Torsiglieri, Jr., M.D., age 37, has since June 1990 been a physician in Conyers, Georgia specializing in ear, nose and throat illnesses and is President of ENT Specialists, P.C., and is affiliated with Honey Creek Medical Association, Inc. and Wellbrook Association, Conyers, Georgia. Dr. Torsiglieri is also a clinical instructor, Department of Surgery, Division of Otolaryngology at Emory University, Atlanta, Georgia. Dr. Torsiglieri is a Fellow of the American Academy of Otolaryngology and the American College of Surgeons. Dr. Torsiglieri is a charter member of the Rotary Club of Rockdale and serves on the Eagles Board of Review for the Boy Scouts of America in Rockdale and Newton Counties.

Executive Officers

      Sandra L. Davis, age 50, has served as Chief Financial Officer of the Company since October 1997. Prior to her service with the Company, Ms. Davis served as Manager of National Time Deposits Services with NationsBank from 1994 to 1997 and as Manager of National Customer and Product Support from 1992 to 1994. Ms. Davis has over 30 years of experience in the banking industry and served in various management positions with Citizens & Southern National Bank before it was acquired by NationsBank in 1991.

      William R. Walker II, age 31, has served as Senior Lending Officer of the Company since September 1997. Prior to his service with the Company, Mr. Walker served as a commercial lender with NationsBank from January 1996 to September 1997. Mr. Walker also served in various management positions with Bank South from 1989 to 1996, prior to its acquisition by NationsBank. Most recently, Mr. Walker served as a commercial lender in the Conyers and Atlanta areas from 1994 to 1996.

      There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

      The Company is not subject to the requirement of Section 16 of the Securities Exchange Act of 1934, as amended.

Item 10.  Executive Compensation
-------   ----------------------

      The following table provides certain summary information for the fiscal year ended December 31, 1997 concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer. None of the other executive officers of the Company had total annual salary and bonus which exceeded $100,000 during the last fiscal year.

                          Summary Compensation Table

                                                    Annual Compensation
                                           ------------------------------------
       Name and
  Principal Position        Year              Salary                     Bonus
----------------------      ----           ------------                 -------

  William L. Daniel         1997           $93,200/(1)/                 $ - 0 -
     President and
     Chief Executive
     Officer

---------------------------

/(1)/ Includes (i) consulting fees of $7,500 per month made prior to the Company's commencement of operations and (ii) pro-rated annual salary payments of $21,950 made subsequent to the Company's commencement of operations.

Employment Agreement

      On February 21, 1997, the organizers of the Company entered into an employment agreement (the "Employment Agreement") with William L. Daniel pursuant to which Mr. Daniel was paid $7,500 per month as a consultant to such organizers for the purpose of assisting in the organization of the Company and its wholly-owned subsidiary, Rockdale National Bank ("the Bank"). With the Bank now open for business, the Employment Agreement provides that Mr. Daniel shall be employed as President and Chief Executive Officer of the Bank for a period ending on February 21, 2000, and shall be entitled to receive an annual base salary of $100,000, which may be increased at the discretion of the Board of Directors of the Bank at the end of the calendar quarter in which total deposits equal or exceed $20 million. Beginning on the second anniversary of the Bank's opening for business, Mr. Daniel is also eligible to receive a bonus in an amount determined by the Bank's Board of Directors. The Employment Agreement also provides for the grant of stock options to Mr. Daniel in the amount of 1% of the Common Stock of the Company sold in the Company's initial public offering (6,732 shares) at a purchase price of $10.00 per share (the current market price of one share of Company Common Stock) pursuant to the Company's 1998 Incentive Stock Option Plan. Once granted, one-half of these options will vest immediately, and one-quarter of such options shall vest on each of the first and second anniversaries of the Bank's opening for business (October 1998 and 1999, respectively). All such options shall be exercisable for a period of seven years.

      The Employment Agreement also provides that Mr. Daniel shall receive an automobile allowance of $700 per month and such other benefits, such as health, hospitalization, disability and term life insurance generally made available to other senior executives of the Company and the Bank.

      The Employment Agreement contains non-compete and non-solicitation provisions pursuant to which Mr. Daniel has agreed that through the actual date of termination of the Employment Agreement and for a period of 12 months thereafter, he shall not, without the prior written consent of the Bank, within the primary service area of the Bank either directly or indirectly serve as an executive officer of any bank, bank holding company, or other financial institution.

      The Employment Agreement provides that the Bank may terminate the employment of Mr. Daniel for any reason, and, in such event, Mr. Daniel shall be entitled to the payment of his base salary for a period of six months and for reimbursement of up to $3,000 in fees incurred in connection with outplacement services.

  No other officers or directors of the Company have received any cash compensation for services to the Company.

Stock Option Plans

  The Company's Board of Directors will adopt an Incentive Stock Option Plan (the "Plan") to cover Mr. Daniel's options and for employees who are contributing significantly to the management or operation of the business of the Company or its subsidiaries as determined by the committee administering the Plan. The Plan will be contingent upon approval by the stockholders of the Company. The Plan will provide for the grant of options at the discretion of a committee designated by the Board of Directors to administer the Plan. No person may serve as a member of the committee who is then eligible for a grant of options under the Plan or has been so eligible for a period of one year prior to his service on the committee. The option exercise price must be at least 100% (110% in the case of a holder of 10% or more of the Common Stock) of the fair market value of the stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Stock options granted pursuant to the Plan will expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. It is anticipated that approximately 100,000 shares will be reserved for issuance under the Plan.

  The Board of Directors may, at the Company's first Annual Meeting of Shareholders after the Bank opens for business, propose for shareholder approval a directors stock option plan, which will be designed to provide incentive compensation to directors in the event that the Company's Common Stock increases in value during the term of such options. The details of this directors option plan have not yet been determined, but these details will be disclosed to shareholders in the Company's Proxy Statement issued in connection with solicitation of shareholder approval of such plan. Further, it is anticipated that approximately 100,000 shares will be reserved for issuance under the directors stock option plan. No stock options were granted during the fiscal year ended December 31, 1997.

Compensation of Directors

  The Bank is currently accruing director's fees at the rate of $300 per month per director. At such time as the Bank becomes profitable, all accrued director's fees, without interest, will be paid and regular payments of $300 per month per director are expected to commence.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

          The following table sets forth certain information as of March 15, 1998 with respect to ownership of the outstanding Common Stock of the Company by
(i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group.

         Name of                           Number of         Percent of
      Beneficial Owner                    Shares/(1)/          Total
      ----------------                    -----------        ----------
      C. Dean Alford                         25,000             3.71%
      William L. Daniel                      12,500             1.86%
      Sandra L. Davis                             0                0
      Hazel E. Durden                        10,000             1.49%
      John A. Fountain, M.D.                 15,000             2.23%
      Michael P. Jones                       22,000             3.27%
      Julia W. Morgan                        24,750             3.68%
      R. Flynn Nance, D.V.M.                 10,000             1.49%
      Michael R. Potts                       17,500             2.60%
      Arthur J. Torsiglieri, Jr., M.D    .   15,000             2.23%
      William R. Walker II                    1,000              *
                                            -------            -----
         All Directors and Officers         152,750            22.69%
      as a Group (11 persons)

*  Less than 1% of shares outstanding.

---------------

/(1)/ Except as otherwise indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 673,188 shares outstanding.

Item 12.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

      The Bank extends loans from time to time to certain of the Company's directors, their associates and members of the immediate families of the directors and executive officers of the Company. These loans are be made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, and do not involve more than the normal risk of collectibility or present other unfavorable features.

Item 13.  Exhibits and Reports on Form 8-K
-------   --------------------------------

          (a)  Exhibits. The following exhibits are filed with or incorporated
               --------
by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from a Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 333-24435 (referred to as "SB-2"). The exhibit numbers correspond to the exhibit numbers in the referenced document.

      Exhibit No.                           Description of Exhibit
      -----------          -----------------------------------------------------

          *3.1      -      Articles of Incorporation of the Company (SB-2)

          *3.2      -      Articles of Incorporation of the Company, as amended
                           (SB-2)

          *3.3      -      Amended and Restated Articles of Incorporation of the
                           Company (SB-2)

          *3.4      -      Bylaws of the Company (SB-2)

          *4.1      -      Specimen Common Stock Certificate (SB-2)

          *10.1     -      Employment Agreement dated February 21, 1997
                           William L. Daniel (SB-2) between the Company and

          *10.2     -      Option Agreement together with Contract of Sale of
                           Property dated February 4, 1997 by and between the Company and Fred Eugene Smith for the property located at the intersection of Highway 138 and Miller's Chapel Road, Conyers, Georgia (SB-2)

          *10.3     -      Option Agreement together with Purchase and Sale
                           Agreement dated January 14, 1997 by and between the Company and Colony Properties for the property located at 1600 Highway 20 North, Conyers, Georgia
                           (SB-2)

          21.1      -      Subsidiaries of the Registrant

          27.1      -      Financial Data Schedule (for SEC use only)


          (b)  Reports on Form 8-K.  No reports on Form 8-K were required to be
               -------------------
filed for the fourth quarter of 1997.

                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROCKDALE NATIONAL BANCSHARES, INC.

Dated:  March 25, 1998              By:  /s/ William L. Daniel
                                       --------------------------------------
                                       William L. Daniel
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Dated:  March 25, 1998              By:  /s/ Sandra L. Davis
                                       --------------------------------------
                                       Sandra L. Davis
                                       Chief Financial Officer (Principal
                                       Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                          Title                     Date
          ---------                          -----                     ----

/s/ Michael P. Jones                    Chairman and Director     March 25, 1998
------------------------------------
Michael P. Jones

/s/ William L. Daniel                   President and Chief       March 25, 1998
------------------------------------    Executive Officer
William L. Daniel                       (Principal Executive
                                        Officer) and Director

/s/ C. Dean Alford                      Director                  March 25, 1998
------------------------------------
C. Dean Alford

/s/ Hazel E. Durden                     Director                  March 25, 1998
------------------------------------
Hazel E. Durden

/s/ John A. Fountain, M.D.              Director                  March 25, 1998
------------------------------------
John A. Fountain, M.D.

/s/ Julia W. Morgan                     Secretary and Director    March 25, 1998
------------------------------------
Julia W. Morgan

/s/ R. Flynn Nance, D.V.M.              Director                  March 25, 1998
------------------------------------
R. Flynn Nance, D.V.M.

/s/ Michael R. Potts                    Director                  March 25, 1998
------------------------------------
Michael R. Potts

/s/ Arthur J. Torsiglieri, Jr., M.D.    Director                  March 25, 1998
------------------------------------
Arthur J. Torsiglieri, Jr., M.D.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

          No annual report or proxy material has been sent to security holders as of the date of filing this report. An annual report and proxy materials will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB, and the Registrant will furnish copies of such material to the Commission when they are sent to security holders.

                                 EXHIBIT INDEX
                                 -------------

      Exhibit
        No                      Description                             Page
      -------          ----------------------------                     ----

       21.1            Subsidiaries of Registrant
       23.1            Consent of Bricker & Melton, P.A.
       27.1            Financial Data Schedule (for SEC use only)