Form 10QSB
period 1998-03-31
ROCKDALE NATIONAL BANCSHARES INC
filed 1998-05-15
CIK 1036757

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
     March 31, 1998                                              0-24113


                      ROCKDALE NATIONAL BANCSHARES, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Georgia                                               58-2292563
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

P.O. Box 82030, Conyers, Georgia                                    30013
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:  (770) 785-7880
                           -----------------------------------------------------


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

                  Yes    X             No _______
                       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $1.00 Par Value                           676,188
----------------------------------------            -------------------------
                Class                             Outstanding as of May 11, 1998

Transitional Small Business Disclosure Format:

                  Yes  _____           No    X
                                          -------

                        PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements
------    --------------------

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                          Consolidated Balance Sheet

                                                       March 31,
                                                         1998      December 31,
ASSETS                                               (Unaudited)       1997
------                                               -----------   ------------
Cash and due from banks............................  $ 2,647,045    $ 1,344,297
Federal funds sold.................................    3,200,000      4,290,000
Investment securities:
         Securities available-for-sale,
         at market value...........................   11,632,019      5,325,870
Other investments..................................      180,000        180,000
Loans, net.........................................    7,517,573      3,599,142
Premises and equipment, net........................    1,654,561      1,663,678
Accrued interest receivable........................      196,870        101,073
Other assets.......................................      197,926        166,014
                                                     -----------   ------------
         Total assets..............................  $27,225,994    $16,670,074
                                                     ===========   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
         Noninterest-bearing demand................  $ 2,193,973    $ 1,568,410
         Interest-bearing demand and money market..   15,794,994      6,478,310
         Savings...................................      305,075        629,190
         Time deposits of $100,000 or more.........    1,837,677      1,205,719
         Other time deposits.......................    1,041,329        511,002
                                                     -----------   ------------
                  Total deposits...................   21,173,048     10,392,631

         Accrued interest payable..................       10,133          6,380
         Other liabilities.........................       13,200          6,000
                                                     -----------   ------------
                  Total liabilities................   21,196,381     10,405,011
                                                     -----------   ------------

                                  (Continued)


            Refer to notes to the consolidated financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                          Consolidated Balance Sheet
                                  (continued)

                                                    March 31,
                                                      1998      December 31,
Shareholders' Equity:                              (Unaudited)      1997
                                                   -----------  ------------
Common stock, $1.00 par value,
   10,000,000 shares authorized,
   676,188 shares issued and outstanding.......       676,188        676,188
Surplus........................................     6,060,196      6,060,196
Retained earnings (deficit)....................      (683,240)      (468,628)
Accumulated other comprehensive income (loss)..       (23,531)        (2,693)
                                                   ----------   ------------
   Total Shareholders' Equity..................     6,029,613      6,265,063
Commitments and contingent liabilities.........            --             --
                                                   ----------   ------------
   Total Liabilities and
      Shareholders' Equity.....................   $27,225,994    $16,670,074
                                                   ==========   ============

           Refer to notes to the consolidated financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                       Consolidated Statements of Income
                   For the Three-months Ended March 31, 1998
             and for the Period from Inception (February 13, 1997)
                            Through March 31, 1997
                                  (Unaudited)

                                                                             For the period ended
                                                                                  March 31,
                                                                        -----------------------------
                                                                            1998              1997
                                                                            ----              ----
Interest income
         Loans, including fees...............................              $146,502       $    --
         Investment securities:
                  U.S. Treasury Securities...................                    --            --
                  U.S. Government agencies and corporations..               112,062            --
                  Other investments..........................                    --            --
         Federal funds sold..................................                59,662            --
                                                                         ----------       -----------
                  Total interest income......................               318,226            --
                                                                         ----------       -----------
Interest expense
         Interest bearing demand and money market............               133,514            --
         Savings.............................................                 1,071            --
         Time deposits of $100,000 or more                                   25,589            --
         Other time deposits.................................                 9,463            --
         Other borrowings....................................                     0            --
                                                                         ----------       -----------
                  Total interest expense.....................               169,637            --
                                                                         ----------       -----------
                  Net interest income........................               148,589            --
Provision for possible loan losses...........................                42,498            --
                                                                         ----------       -----------
Net interest income after provision
         for possible loan losses............................               106,091            --
                                                                         ----------       -----------
Other income
         Service charges on deposit accounts.................                10,567            --
         Investment securities gains, net....................                    --            --
         Other income........................................                 8,429            --
                                                                         ----------       -----------
                  Total other income.........................                18,996            --
                                                                         ----------       -----------
Other expense................................................
         Salaries and other compensation.....................               144,980            --
         Employee benefits...................................                10,361            --
         Net occupancy and equipment expense.................                56,853            --

           Refer to notes to the consolidated financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                       Consolidated Statements of Income
                   For the Three-months Ended March 31, 1998
             and for the Period from Inception (February 13, 1997)
                            Through March 31, 1997
                                  (Unaudited)
                                  (continued)

                (Continued)
                                                                   For the period Ended
                                                                         March 31,
                                                                   -------------------
                                                                  1998             1997
                                                                  ----             ----

         Professional and other outside services..               123,774              --
         Other expense............................                 3,732           3,831
                                                                --------         -------
                  Total other expenses............               339,700           3,831
                                                                --------         -------
Net income (loss) before taxes....................              (214,613)         (3,831)
Income taxes......................................                    --              --
                                                                --------         -------
Net income (loss).................................             $(214,613)        $(3,831)
                                                                ========         =======
Basic income (loss) per share.....................                 $(.32)        $    --
                                                                ========         =======

           Refer to notes to the consolidated financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                Consolidated Statements of Comprehensive Income
                   For the Three-months Ended March 31, 1998
             and for the Period from Inception (February 13, 1997)
                            Through March 31, 1997
                                  (Unaudited)

                                                                 For the period ended
                                                                       March 31,
                                                              ----------------------------
                                                                 1998              1997
                                                               --------          --------
Net Loss....................................................   $(214,613)        $ (3,831)
Other comprehensive income, before tax:
   Unrealized holding gains (losses) arising during period       (35,652)              --
   Income tax benefit (expense).............................      12,122               --
                                                                --------          -------
Comprehensive Loss..........................................   $(238,143)        $ (3,831)
                                                                ========          =======

           Refer to notes to the consolidated financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                       Consolidated Statements of Income
                   For the Three-Months Ended March 31, 1998
             and for the Period from Inception (February 13, 1997)
                            Through March 31, 1997
                                  (Unaudited)

                                                                         For the period ended
                                                                                March 31,
                                                                   -----------------------------------
                                                                           1998             1997
                                                                           ----             ----
Cash flows from operating activities:
     Net loss.................................................         $   (214,613)      $ (3,831)
     Adjustments to reconcile net loss to net cash used
      by operating activities:
          Net (accretion) amortization of investment
             securities.......................................                4,861             --
          Depreciation and amortization of premises
          and equipment.......................................               33,024             --
          Provision for loan losses...........................               42,498             --
          Deferred income tax benefit.........................              (12,122)            --
          Amortization of organization costs..................                4,294             --
          Increases in other assets...........................              (13,350)       (66,131)
          Increase in accrued interest receivable.............              (95,797)            --
          Increase in accrued interest payable................                3,753             --
          Increase in other liabilities.......................                7,200             --
                                                                        -----------      ---------
               Net cash used by operating activities..........             (240,252)       (69,962)
                                                                        -----------      ---------
Cash flows from investing activities:
     Purchases of investment securities
          available for sale..................................           (6,942,581)            --
     Purchases of other investments...........................                   --             --
     Maturities of investment securities available-for-sale...              600,000             --
     Loans originated, net of principal repayments............           (3,960,928)            --
     Purchases of premises and equipment......................              (23,908)       (10,000)
                                                                        -----------      ---------
               Net cash used by investing activities..........          (10,327,417)       (10,000)
                                                                        -----------      ---------
Cash flows from financing activities:
     Proceeds from loans by Organizers........................                   --         85,000
     Repayment of loans by Organizers.........................                   --             --
     Sale of common stock.....................................                   --             --
     Increase in deposits.....................................           10,780,417             --
                                                                        -----------      ---------
               Net cash provided from financing
               activities.....................................           10,780,417         85,000
                                                                        -----------      ---------
Net increase in cash and cash equivalents.....................              212,748          5,038
Cash and cash equivalents,
     beginning of period......................................            5,634,297             --
                                                                        -----------      ---------
Cash and cash equivalents,
     end of period............................................         $  5,847,045       $  5,038
                                                                        -----------      ---------

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                       Consolidated Statements of Income
                   For the Three-Months Ended March 31, 1998
             and for the Period from Inception (February 13, 1997)
                            Through March 31, 1997
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.


NOTE 2 - ORGANIZATION OF THE BUSINESS

     Rockdale National Bancshares, Inc., Conyers, Georgia (the "Company"), was incorporated under the laws of the State of Georgia on February 13, 1997, for the purpose of becoming a bank holding company for a proposed national bank, Rockdale National Bank (the "Bank"). On August 26, 1997, the Company completed an initial public offering of its common stock, $1.00 par value per share. Each share of common stock was sold for $10.00 per share and 676,188 shares were sold. Proceeds from the stock offering amounted to $6,736,384, net of selling expenses. The Company injected $6.0 million into the Bank's capital accounts upon opening on October 14, 1997.


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

     Organizational Costs. In accordance with the Financial Accounting Standards
     --------------------
Board ("FASB") Statement No. 7, the Company and the Bank capitalized all direct organizational costs that were incurred in the expectation that they would generate future revenues or otherwise be of benefit after the Bank opened for business. These capitalized costs are amortized over a sixty-month period using the straight line method. As of March 31, 1998, total organizational costs, net of accumulated amortization, were $78,360.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                       Consolidated Statements of Income
                   For the Three-Months Ended March 31, 1998
             and for the Period from Inception (February 13, 1997)
                            Through March 31, 1997
                                  (Unaudited)

     Investment Securities. The Company adopted Statement of Financial
     ---------------------
Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS 115") on February 13, 1997. SFAS 115 requires investments in equity and debt securities to be classified into three categories:

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

     Premium and discount on all investment securities are amortized (deducted) and accredited (added), respectively, to interest income on the effective yield method over the period to the maturity of the related securities.

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

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                       Consolidated Statements of Income
                   For the Three-Months Ended March 31, 1998
             and for the Period from Inception (February 13, 1997)
                            Through March 31, 1997
                                  (Unaudited)

     Statement of Cash Flows. For purposes of reporting cash flows, cash and
     -----------------------
cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

     Net Income Per Share. Net income per share was calculated using 676,188 as
     --------------------
the weighted average number of shares outstanding for the period ended March 31, 1998. For the three-month period ended March 31, 1998 net income (loss) per share was ($.32).

     Accounting for Transfers and Servicing of Financial Assets and
     --------------------------------------------------------------
Extinguishments of Liabilities. SFAS 125 is effective for transfers and
------------------------------
servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. However, in December 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 127 ("SFAS 127"), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement defers the effective date of certain provisions for one year (December 31, 1997). The deferred provisions relate to repurchase agreements, dollar-roll transactions, securities lending, and similar transactions. The effective date for all other transfers and servicing of financial assets is unchanged. The adoption of SFAS 125 did not have a material impact on the Company's financial statements.

     Earnings Per Share. The Financial Accounting Standards Board has issued
     ------------------
Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings Per Share," and simplifies earnings per share computations by replacing primary earnings per share with basic earnings per share, which shows no effects from dilutive securities. Entities with complex capital structures will have to show diluted earnings per share, which is similar to the fully diluted earnings per share computation under APB
15. The adoption of SFAS 128 did not have a significant impact on the financial condition or results of operations of the Company.

     Disclosure of Information About Capital Structure. The Financial Accounting
     -------------------------------------------------
Standards Board has issued Statement of Financing Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information About Capital Structure." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement consolidates existing disclosure requirements on capital structure. The adoption of SFAS 129 did not have a significant impact on the financial condition or results of operations of the Company.

     Reporting Comprehensive Income. The Financial Accounting Standards Board
     ------------------------------
has issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 is effective July 1, 1998. Under SFAS 130, a company will begin showing changes in assets and liabilities in a new comprehensive income statement or alternative presentation as opposed to showing some of the items as transactions in shareholders' equity accounts. Upon adoption, all comparative annual and interim financial statements will present a comprehensive income statement or alternative disclosure, for all years presented. The adoption of SFAS 130 did not have a significant impact on the financial condition or results of operations of the Company.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                       Consolidated Statements of Income
                   For the Three-Months Ended March 31, 1998
             and for the Period from Inception (February 13, 1997)
                            Through March 31, 1997
                                  (Unaudited)

     Pending Accounting Pronouncements. The Financial Accounting Standards Board
     ---------------------------------
has issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Relation Information." SFAS 131 is effective July 1, 1998, and requires disclosure of certain financial information by segments of a company's business. The adoption of SFAS 131 is not expected to have a significant impact on the financial condition or results of operations of the Company.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and other Postretirement Benefits." SFAS 132 is effective for fiscal years beginning after December 31, 1997. The adoption of SFAS 132 is not expected to have a significant impact on the financial condition or results of operations of the Company.


NOTE 4 - OTHER COMPREHENSIVE INCOME

     Other comprehensive income (loss) is compiled of the following:

                                                              Unrealized
                                                            Gains (Losses)
                                                            on Securities
                                                           ---------------
                  Beginning balance - January 1, 1998          (2,693)
                  Current - period change                     (20,838)
                                                             --------
                  Ending balance - March 31, 1998            $(23,531)
                                                             ========

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

     Rockdale National Bancshares, Inc. (the "Company") was incorporated in Georgia on February 13, 1997 to become a bank holding company and to own and control all of the outstanding shares of a de novo bank, Rockdale National Bank, Conyers, Georgia (the "Bank"). In a public offering conducted during 1997, the Company sold and issued 676,188 shares of its own $1.00 par value common stock at $10.00 per share. Proceeds from the stock offering amounted to $6,736,384, net of selling expenses. The Company purchased 100% of the Bank's common stock by injecting $6.0 million into the Bank's capital accounts immediately prior to commencement of banking operations on October 14, 1997.

     Total consolidated assets increased by $10,555,920 to $27,186,994 during the three-month period ended March 31, 1998. The increase was generated primarily through a $10,780,417 increase in deposits.

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

Liquidity and Sources of Capital
--------------------------------

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The
March 31, 1998 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $6.0 million, representing 22% of total assets. Investment securities amounted to $12.0 million, representing 44% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the three-month period ended March 31, 1998, total deposits increased from $10.0 million to $21.0 million, representing an annualized increase of 110%. Note, however, that the Company does not expect to maintain or duplicate this growth rate. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

     Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.

                                         Bank's            Minimum required
                                     March 31, 1998          by regulator
                                     --------------          ------------
Leverage ratio                           13.6%                   4.0%

Risk weighted ratio                      20.6%                   8.0%

     Note that with respect to the leverage ratio, the OCC expects a minimum of
5.0 percent to 6.0 percent ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 13.6% is well above the required minimum.

                             Results Of Operations
                             ---------------------

     Since principal banking operations only commenced on October 14, 1997, a comparison of the March 31, 1998 results (when banking operations were in progress) to those of March 31, 1997 is not meaningful. This discussion will therefore concentrate on the March 31, 1998 results.

     Net income (loss) for the three-month period ended March 31, 1998 amounted to $(214,613), or $(.32) per share. The following is a brief discussion of the more significant components of net income:

     a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

        Interest                                        Interest
     Earning Assets/                    Average          Income/      Yield/
   Bearing Liabilities                  Balance           Cost         Cost
   -------------------                  -------         --------       ----
Federal funds sold                    $ 3,720,000       $ 53,247       5.73%
Securities                              7,837,190        112,062       5.72%
Loans                                   5,865,357        146,502       9.99%
                                      -----------       --------       -----
     Total                            $17,422,547       $311,811       7.16%
                                      ===========       ========       =====
Deposits                              $15,051,412       $169,637       4.51%
                                      ===========       ========       =====
Net interest income                                     $142,174
                                                        ========
Net yield on earning assets                                            3.26%
                                                                       =====

     b. Other income for the three-month period ended March 31, 1998 amounted to $18,996. On an annualized basis, this represents .28% of total assets. This figure is relatively low because in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The above fees and charges may increase in the future.

     c. Operating expenses for the three-month period ended March 31, 1998 amounted to $339,700. On an annualized basis, this represents 5.0% of total assets. In the future this percentage may increase due to costs and expenses associated with the new facility.

     At December 31, 1997, the allowance for loan losses amounted to $45,373. By March 31, 1998, the allowance had grown to $87,871. The allowance for loan losses, as a percentage of total gross loans, decreased from 1.24% to 1.15% during the three-month period ended March 31, 1998. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

     The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

     The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Problem." The Year 2000 Problem relates to the inability of certain computer software programs and equipment to properly recognize and process date-sensitive information relative to the year 2000 and beyond. During 1997, the Company developed a plan to devote the necessary resources to identify and modify systems impacted by the Year 2000 Problem, or implement new systems to become year 2000 compliant in a timely manner. The cost of executing the plan is not expected to have a material impact on the Company's results of operations or financial condition.


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

                         PART II. - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.
------         --------------------------------

          (a)  Exhibits.  The following exhibit is filed with this Report.

               Exhibit No.    Description
               ----------     -----------

               27.1           Financial Data Schedule (for SEC use only)

          (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 13, 1998           By:    /s/  William L. Daniel
                                 -----------------------------------------------
                                 William L. Daniel, President and Chief
                                 Executive Officer (principal executive officer)



Date: May 13, 1998            By:    /s/  Sandra L. Davis
                                 -----------------------------------------------
                                 Sandra L. Davis, Chief Financial Officer
                                 (principal financial and accounting officer)