Form 10QSB
period 1998-06-30
ROCKDALE NATIONAL BANCSHARES INC
filed 1998-08-07
CIK 1036757

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                    Commission File Number:
       June 30, 1998                                   0-24113


                      ROCKDALE NATIONAL BANCSHARES, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         Georgia                                            58-2292563
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

P.O. Box 82030, Conyers, Georgia                               30013
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:     (770) 785-7880
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

          Yes        X          No
               --------------       ---------------
State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date:

     Common Stock, $1.00 Par Value                       676,188
--------------------------------------   -------------------------------------
               Class                        Outstanding as of August 7, 1998

Transitional Small Business Disclosure Format:

          Yes                   No         X
               --------------        --------------

                        PART I. - FINANCIAL INFORMATION


Item 1.    Financial Statements
---------  --------------------
                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET

                                                                  June 30,
                                                                    1998                December 31,
 ASSETS                                                          (Unaudited)                1997
 ------                                                      --------------------    --------------------
Cash and due from banks....................................          $ 4,071,921              $ 1,344,297
Federal funds sold.........................................               90,000                4,290,000
Investment securities:
     Securities available-for-sale,
     at market value.......................................           10,848,586                5,325,870
Other investments..........................................              180,000                  180,000
Loans, net.................................................           11,278,126                3,599,142
Premises and equipment, net................................            1,637,227                1,663,678
Accrued interest receivable................................              269,768                  101,073
Other assets...............................................              144,090                  166,014
                                                                     -----------              -----------
     Total assets..........................................          $28,519,718              $16,670,074
                                                                     ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
     Noninterest-bearing demand............................          $ 3,460,870              $ 1,568,410
     Interest-bearing demand and money market..............           14,869,646                6,478,310
     Savings...............................................              418,284                  629,190
     Time deposits of $100,000 or more.....................            1,860,416                1,205,719
     Other time deposits...................................            1,418,929                  511,002
                                                                     -----------              -----------
          Total deposits...................................           22,028,145               10,392,631

     Federal funds purchased...............................              560,000                      --
     Accrued interest payable..............................               10,571                    6,380
     Other liabilities.....................................               20,400                    6,000
                                                                     -----------              -----------
          Total liabilities................................           22,619,116               10,405,011
                                                                     -----------              -----------

                                                            (Continued)


      Refer to notes to the consolidated unaudited financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                  (CONTINUED)

                                                                  June 30,
                                                                    1998                   December 31,
Shareholders' Equity:                                            (Unaudited)                   1997
                                                             -------------------        ----------------
Common stock, $1.00 par value,
     10,000,000 shares authorized,
     676,188 shares issued and outstanding.................              676,188                  676,188
Surplus....................................................            6,051,196                6,060,196
Retained earnings (deficit)................................             (818,389)                (468,628)
Accumulated other comprehensive income (loss)..............               (8,393)                  (2,693)
                                                                     -----------              -----------
     Total Shareholders' Equity............................            5,900,602                6,265,063
Commitments and contingent liabilities.....................                   --                       --
                                                                     -----------              -----------
     Total Liabilities and
          Shareholders' Equity.............................          $28,519,718              $16,670,074
                                                                     ===========              ===========



      Refer to notes to the consolidated unaudited financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE SIX-MONTHS ENDED JUNE 30, 1998
                AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 13, 1997)
                             THROUGH JUNE 30, 1997
                                  (UNAUDITED)

                                                                     For the period ended
                                                                            June 30,
                                                              -----------------------------------
                                                                     1998               1997
                                                              -----------------  ----------------
Interest income
     Loans, including fees..................................         $ 390,994            $    --
     Investment securities:
          U.S. Treasury Securities..........................                --                 --
          U.S. Government agencies and corporations.........           293,702                 --
          Other investments.................................                --                 --
     Federal funds sold.....................................            81,147                 --
                                                                     ---------           --------
          Total interest income.............................           765,843                 --
                                                                     ---------           --------
Interest expense
     Interest bearing demand and money market...............           300,144                 --
     Savings................................................             2,822                 --
     Time deposits of $100,000 or more......................            49,965                 --
     Other time deposits....................................            25,597                 --
     Federal Funds Purchased................................               540                 --
                                                                     ---------           --------
          Total interest expense............................           379,068                 --
                                                                     ---------           --------
          Net interest income...............................           386,775                 --

Provision for possible loan losses..........................            90,581                 --
                                                                     ---------           --------

Net interest income after provision
     for possible loan losses...............................           296,194                 --
                                                                     ---------           --------
Other income
     Service charges on deposit accounts....................            42,391                 --
     Investment securities gains, net.......................               (12)                --
     Other income...........................................             6,017                 --
                                                                     ---------           --------
          Total other income................................            48,396                 --
                                                                     ---------           --------
Other expense
     Salaries and other compensation........................           286,747                 --
     Employee benefits......................................            20,422                 --
     Net occupancy and equipment expense....................           114,142                 --

                                  (Continued)

      Refer to notes to the consolidated unaudited financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE SIX-MONTHS ENDED JUNE 30, 1998
             AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 13, 1997)
                             THROUGH JUNE 30, 1997
                                  (UNAUDITED)
                                  (CONTINUED)

                                                                          For the period Ended
                                                                                 June 30,
                                                                     ----------------------------
                                                                        1998               1997
                                                                     ---------           --------
     Professional and other outside services................           253,044                 --
     Other expense..........................................            19,985              3,831
                                                                     ---------             ------
          Total other expenses..............................           694,340              3,831
                                                                     ---------             ------
Net income (loss) before taxes..............................          (349,750)            (3,831)
                                                                                           ------
Income taxes................................................                --                 --
                                                                     ---------             ------
Net income (loss)...........................................         $(349,750)           $(3,831)
                                                                     =========            =======
Basic income (loss) per share...............................         $    (.52)           $    --
                                                                     =========            =======


      Refer to notes to the consolidated unaudited financial statements.


                                                ROCKDALE NATIONAL BANCSHARES, INC.
                                                          AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                              FOR THE SIX-MONTHS ENDED JUNE 30, 1998
                                       AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 13, 1997)
                                                       THROUGH JUNE 30, 1997
                                                            (UNAUDITED)

                                                                           For the period ended
                                                                                  June 30,
                                                                   ----------------------------------------
                                                                           1998                 1997
                                                                   -------------------  -------------------
Net Loss.........................................................        $   (349,750)            $ (3,831)

Other comprehensive income, before tax:
   Unrealized holding gains (losses) arising during period.......             (12,716)                  --

   Income tax benefit (expense)..................................               4,323                   --
                                                                         ------------             --------

Comprehensive Loss...............................................        $   (358,143)            $ (3,831)
                                                                         ============             ========



      Refer to notes to the consolidated unaudited financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX-MONTHS ENDED JUNE 30, 1998
             AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 13, 1997)
                             THROUGH JUNE 30, 1997
                                  (UNAUDITED)



                                                                                For the period ended
                                                                                       June 30,
                                                                         ----------------------------------
                                                                             1998                   1997
                                                                         ------------           -----------
 Cash flows from operating activities:
     Net loss....................................................        $   (349,750)            $ (3,831)
     Adjustments to reconcile net loss to net cash used
       by operating activities:
          Net (accretion) amortization of investment
           securities............................................              11,715                   --
          Depreciation and amortization of premises
          and equipment..........................................              54,228                   --
          Provision for loan losses..............................              90,581                   --
          Deferred income tax benefit............................                  --                   --
          Amortization of organization costs.....................               4,876                   --
          (Increases) decreases in other assets..................               2,337              (66,131)
          Increase in accrued interest
           receivable............................................            (168,695)                  --
          Increase in accrued interest payable...................               4,191                   --
          Increase in other liabilities..........................              14,400                   --
                                                                         ------------             --------
               Net cash used by operating activities.............            (336,117)             (69,962)
                                                                         ------------             --------
Cash flows from investing activities:
     Purchases of investment securities
          available-for-sale.....................................          (8,394,725)                  --
     Sales of investment securities AFS..........................           2,047,058                   --
     Calls of investment securities AFS..........................             607,026
     Maturities of investment securities available-for-sale......             206,210                   --
     Loans originated, net of principal repayments...............          (7,769,565)                  --
     Purchases of premises and equipment.........................             (27,777)             (10,000)
                                                                         ------------             --------
               Net cash used by investing activities.............         (13,331,773)             (10,000)
                                                                         ------------             --------
Cash flows from financing activities:
     Proceeds from loans by Organizers...........................                  --               85,000
     Repayment of loans by Organizers............................                  --                   --
     Sale of common stock........................................                  --                   --
     Increase in deposits........................................          11,635,514                   --
     Increase in federal funds purchased.........................             560,000                   --
                                                                         ------------             --------
               Net cash provided from financing activities.......          12,195,514               85,000
                                                                         ------------             --------
Net increase in cash and cash equivalents........................          (1,472,376)               5,038
Cash and cash equivalents,
     beginning of period.........................................           5,634,297                   --
                                                                         ------------             --------
Cash and cash equivalents,
     end of period...............................................        $  4,161,921             $  5,038
                                                                         ============             ========


      Refer to notes to the consolidated unaudited financial statements.

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the
results that may be expected for the year ending December 31, 1998.   For
further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.


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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Reclassification.  The consolidated unaudited
     ------------------------------------------
financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Basis of Accounting.  The accounting and reporting policies of the Company
     -------------------
conform to generally accepted accounting principles and to general practices within the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when earned and expenses when incurred, without regarding the time of receipt or payment of cash.

     Organizational Costs.  In accordance with the Financial Accounting
     --------------------
Standards Board ("FASB") Statement No. 7, the Company and the Bank capitalized all direct organizational costs that were incurred in the expectation that they would generate future revenues or otherwise be of benefit after the Bank opened for business. These capitalized costs are amortized over a sixty-month period using the straight line method. As of June 30, 1998, total organizational costs, net of accumulated amortization, were $74,066.

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

     Income Taxes.  The consolidated unaudited financial statements have been
     ------------
prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences.

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

     Net Income Per Share.  Net income per share was calculated using 676,188 as
     --------------------
the weighted average number of shares outstanding for the period ended June 30, 1998. For the six-month period ended June 30, 1998 net income (loss) per share was $(.52).

     Accounting for Transfers and Servicing of Financial Assets and
     --------------------------------------------------------------
Extinguishment of Liabilities.  SFAS 125 is effective for transfers and
-----------------------------
servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. However, in December 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 127 ("SFAS 127"), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement defers the effective date of certain provisions for one year (December 31, 1997). The deferred provisions relate to repurchase agreements, dollar-roll transactions, securities lending, and similar transactions. The effective date for all other transfers and servicing of financial assets is unchanged. The adoption of SFAS 125 did not have a material impact on the Company's financial statements.

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

     Disclosure of Information About Capital Structure.  The Financial
     -------------------------------------------------
Accounting Standards Board has issued Statement of Financing Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information About Capital Structure." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement consolidates existing disclosure requirements on capital structure. The adoption of SFAS 129 did not have a significant impact on the financial condition or results of operations of the Company.

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

NOTE 4 - OTHER COMPREHENSIVE INCOME

     Other comprehensive income (loss) is compiled of the following:

                                                  Unrealized
                                                Gains (Losses)
                                                on Securities
                                               ---------------

          Beginning balance - January 1, 1998      $ (2,693)
          Current - period change                    (7,786)
                                                   ----------
          Ending balance - June 30, 1998           $(10,479)
                                                   ==========

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------

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

     Total consolidated assets increased by $11,849,644 from $16,670,074 at December 31, 1997 to $28,519,718 during the six-month period ended June 30, 1998. The increase was generated primarily through a $11,635,514 increase in deposits.

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

Liquidity and Sources of Capital
--------------------------------

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 1998 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $4.1 million, representing 15% of total assets. Investment securities amounted to $11.0 million, representing 39% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the six-month period ended June 30, 1998, total deposits increased from $10.4 million at December 31, 1997 to $22.6 million, representing an annualized increase of 240%. Note, however, that the Company does not expect to maintain or duplicate this growth rate. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

     Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.

     The table below illustrates the Bank's and Company's regulatory capital ratios at June 30, 1998:


                                                          Minimum
                                           June 30,      regulatory
Bank                                         1998        requirement
----                                       -------      ------------

     Tier 1 Capital                          33.1%          4.0%
     Tier 2 Capital                            .8%           --
                                             ----           ---

           Total risk-based capital ratio    34.1%          8.0%
                                             ====           ===

     Leverage ratio                          19.0%          3.0%
                                             ====           ===


Company - Consolidated
----------------------

     Tier 1 Capital                          35.6%          4.0%
     Tier 2 Capital                            --%           --
                                             ----           ---

           Total risk-based capital ratio    35.6%          8.0%
                                             ====           ===

     Leverage ratio                          18.7%          3.0%
                                             ====           ===

     Note that with respect to the leverage ratio, the OCC expects a minimum of
5.0 percent to 6.0 percent ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 19.0% is well above the required minimum.

                                 Results Of Operations
                                 ---------------------

     Since principal banking operations only commenced on October 14, 1997, a comparison of the June 30, 1998 results (when banking operations were in progress) to those of June 30, 1997 (when banking operations had not commenced) is not meaningful. This discussion will therefore concentrate on the June 30, 1998 results.

     Net income (loss) for the six-month period ended June 30, 1998 amounted to $(349,750), or $(.52) per share. The following is a brief discussion of the more significant components of net income:

     a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

      Interest                                     Interest
   Earning Assets/                   Average        Income/        Yield/
 Bearing Liabilities                 Balance         Cost           Cost
 -------------------                 -------       --------       ------

Federal funds sold                $ 2,465,414       $ 81,147        6.58%
Securities                         10,120,254        293,702        5.80%
Loans                               7,822,588        390,994       10.00%
                                  -----------       --------       -----
  Total                           $20,408,256       $765,843        7.51%
                                  ===========       ========       =====
Deposits                          $18,157,588       $378,528        4.17%
Federal funds purchased                17,404            540        5.50%
                                  -----------       --------        ----
  Total                           $18,174,992       $379,068        4.17%
                                  ===========       ========        ====
Net interest income                                 $386,775        3.34%
                                                    ========        ====
Net yield on earning assets                                         3.79%
                                                                    ====


     b. Other income for the six-month period ended June 30, 1998 amounted to $48,396. On an annualized basis, this represents .34% of total assets. This figure is relatively low because in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The above fees and charges may increase in the future.

     c. Operating expenses for the six-month period ended June 30, 1998 amounted to $694,340. On an annualized basis, this represents 4.87% of total assets. In the future this percentage may increase due to costs and expenses associated with the new facility.

     At December 31, 1997, the allowance for loan losses amounted to $45,373.
By June 30, 1998, the allowance had grown to $135,954. The allowance for loan losses, as a percentage of total gross loans, decreased from 1.25% for the year ended December 31, 1997 to 1.11% during the six-month period ended June 30, 1998. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

     The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

     The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Problem." The Year 2000 Problem relates to the inability of certain computer software programs and equipment to properly recognize and process date-sensitive information relative to the year 2000 and beyond. During 1998, the Company developed a plan to devote the necessary resources to identify and modify systems impacted by the Year 2000 Problem, or implement new systems to become year 2000 compliant in a timely manner. The cost of executing the plan is not expected to have a material impact on the Company's results of operations or financial condition.

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

                         PART II. - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

     The 1998 Annual Meeting of Stockholders of the Company was held on May 5, 1998. At the meeting the following persons were elected as directors to serve for a term of three years and until their successors are elected and qualified:
C. Dean Alford, William L. Daniel and Hazel E. Durden.

     The number of votes cast for and against the election of each nominee for director was as follows:


                              Votes                          Votes
                               FOR                          AGAINST
                             ------                         -------

C. Dean Alford               460,091                          500
William L. Daniel            460,591                            0
Hazel E. Durden              460,591                            0


     In addition, the shareholders of the Company approved and adopted the Company's 1998 Stock Option Plan (the "Plan"). The number of votes cast for and against the approval of the Plan was as follows:


     Votes                     Votes                       Votes
      FOR                     AGAINST                     WITHHELD
    -------                   -------                     --------
    416,881                   31,810                      11,900

     No other matters were presented or voted for at the Annual Meeting.

     The following persons did not stand for reelection to the Board at the 1998 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: John A. Fountain, M.D., Michael P. Jones, Julia W. Morgan, R. Flynn Nance, D.V.M., Michael R. Potts and Arthur J. Torsiglieri, Jr., M.D.

Item 5.  Other Information.
------   -----------------

     Proposals of shareholders intended to be presented at the Company's 1999 Annual Meeting of Stockholders must be received at the Company's principal executive offices by December 17, 1998 in order to be eligible for inclusion in the Company's proxy statement and form of proxy for that meeting. With respect to any such proposals received by the Company after March 3, 1999, the persons named in the form of proxy solicited by management will vote the proxy in accordance with their judgment of what is in the best interests of the Company.

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

       (a)   Exhibits.  The following exhibit is filed with this Report.

             Exhibit No.  Description
             -----------  -----------

             27.1    Financial Data Schedule (for SEC use only)

       (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 1998.

                                 SIGNATURES
                                 ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 7, 1998    By:        /s/ William L. Daniel
                            ------------------------------------------------
                            William L. Daniel, President and Chief Executive Officer (principal executive officer)



Date:  August 7, 1998    By:       /s/ Sandra L. Davis
                            ------------------------------------------------
                            Sandra L. Davis, Chief Financial Officer
                            (principal financial and accounting officer)