Form 10QSB/A
period 1998-06-30
ROCKDALE NATIONAL BANCSHARES INC
filed 1998-08-20
CIK 1036757

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              AMENDMENT NO. 1 TO
                                  FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                      Commission File Number:
         June 30, 1998                                0-24113


                      ROCKDALE NATIONAL BANCSHARES, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         Georgia                                        58-2292563
-------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

P.O. Box 82030, Conyers, Georgia                           30013
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number:     (770) 785-7880
                            ---------------------------------------------------

                                Not Applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes        X          No
              -------------         -------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Common Stock, $1.00 Par Value                       676,188
      -----------------------------         ---------------------------------
                 Class                      Outstanding as of August 17, 1998

Transitional Small Business Disclosure Format:

          Yes                 No         X
              -------------      -------------

                        PART I. - FINANCIAL INFORMATION

Item 1.    Financial Statements
------     --------------------

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET

                                                                       June 30,
                                                                         1998               December 31,
ASSETS                                                               (Unaudited)                1997
------                                                               -----------            ------------
Cash and due from banks....................................          $ 4,071,921             $  1,344,29
Federal funds sold.........................................               90,000               4,290,000
Investment securities:
     Securities available-for-sale,
       at market value.......................................         10,848,586               5,325,870
Other investments..........................................              180,000                 180,000
Loans, net.................................................           11,278,126               3,599,142
Premises and equipment, net................................            1,637,227               1,663,678
Accrued interest receivable................................              269,768                 101,073
Other assets...............................................              144,090                 166,014
                                                                     -----------             -----------

     Total assets..........................................          $28,519,718             $16,670,074
                                                                     ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
Deposits
     Noninterest-bearing demand............................          $ 3,460,870             $ 1,568,410
     Interest-bearing demand and money market..............           14,869,646               6,478,310
     Savings...............................................              418,284                 629,190
     Time deposits of $100,000 or more.....................            1,860,416               1,205,719
     Other time deposits...................................            1,418,929                 511,002
                                                                     -----------             -----------
          Total deposits...................................           22,028,145              10,392,631

     Federal funds purchased...............................              560,000                       -
     Accrued interest payable..............................               10,571                   6,380
     Other liabilities.....................................               20,400                   6,000
                                                                     -----------             -----------
          Total liabilities................................           22,619,116              10,405,011
                                                                     -----------             -----------
                               (Continued)

      Refer to notes to the consolidated unaudited financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                  (CONTINUED)

                                                                       June 30,
                                                                         1998                December 31,
                                                                     (Unaudited)                 1997
                                                                     -----------             ------------
Shareholders' Equity:
Common stock, $1.00 par value,
     10,000,000 shares authorized,
     676,188 shares issued and outstanding.................              676,188                  676,188
Surplus....................................................            6,051,196                6,060,196
Retained earnings (deficit)................................             (818,389)                (468,628)
Accumulated other comprehensive income (loss)..............               (8,393)                  (2,693)
                                                                     -----------              -----------
     Total Shareholders' Equity............................            5,900,602                6,265,063
Commitments and contingent liabilities.....................                    -                        -
                                                                     -----------              -----------
     Total Liabilities and
          Shareholders' Equity.............................          $28,519,718              $16,670,074
                                                                     ===========              ===========

      Refer to notes to the consolidated unaudited financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE-MONTHS AND SIX-MONTHS ENDED JUNE 30, 1998
             AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 13, 1997)
                             THROUGH JUNE 30, 1997
                                  (UNAUDITED)

                                                          Three-Months          Six-Months ended
                                                          ended June 30,             June 30,
                                                        ------------------  ---------------------------

                                                               1998              1998          1997
                                                        ------------------  -------------  ------------
Interest income
   Loans, including fees..............................           $244,492       $390,994      $      -
   Investment securities:
     U.S. Treasury Securities.........................                  -              -             -
     U.S. Government agencies and corporations........            181,640        293,702             -
     Other investments................................                  -              -             -
   Federal funds sold.................................             21,485         81,147             -
                                                                ---------      ---------      --------
     Total interest income............................            447,617        765,843             -
                                                                ---------      ---------      --------
Interest expense
   Interest bearing demand and money market...........            166,630        300,144             -
   Savings............................................              1,751          2,822             -
   Time deposits of $100,000 or more                               24,376         49,965             -
   Other time deposits................................             16,134         25,597             -
   Federal funds purchased............................                540            540             -
                                                                ---------      ---------      --------

     Total interest expense...........................            209,431        379,068             -
                                                                ---------      ---------      --------

     Net interest income..............................            238,136        386,775             -

Provision for possible loan losses....................             48,083         90,581             -
                                                                ---------      ---------      --------

Net interest income after provision
   for possible loan losses...........................            190,103        296,194             -
                                                                ---------      ---------      --------

Other income
   Service charges on deposit accounts................             31,824         42,391             -
   Investment securities gains, net...................                (12)           (12)            -
   Other income.......................................             (2,412)         6,017             -
                                                                ---------      ---------      --------
     Total other income...............................             29,400         48,396             -
                                                                ---------      ---------      --------

Other expense
   Salaries and other compensation....................            141,767        286,747             -
   Employee benefits..................................             10,061         20,422             -
   Net occupancy and equipment expense................             57,289        114,142             -


                                  (Continued)


      Refer to notes to the consolidated unaudited financial statements

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE-MONTHS AND SIX-MONTHS ENDED JUNE 30, 1998
             AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 13, 1997)
                             THROUGH JUNE 30, 1997
                                  (UNAUDITED)
                                  (CONTINUED)

                                                               Three-Months          Six-Months ended
                                                               ended June 30             June 30,
                                                               -------------     -----------------------
                                                                   1998             1998          1997
                                                                ---------        ---------      --------
   Professional and other outside services............            129,270          253,044             -
   Other expense......................................             16,253           19,985         3,831
                                                                ---------        ---------       -------

     Total other expenses.............................            354,640          694,340         3,831
                                                                ---------        ---------       -------

Net income (loss) before taxes........................           (135,137)        (349,750)       (3,831)

Income taxes..........................................                  -                -             -
                                                                ---------        ---------       -------

Net income (loss).....................................          $(135,137)       $(349,750)      $(3,831)
                                                                =========        =========       =======

Basic income (loss) per share.........................          $    (.20)       $    (.52)      $     -
                                                                =========        =========       =======

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

                                                                              For the period ended
                                                                                     June 30,
                                                                         -----------------------------
                                                                           1998                  1997
                                                                         ---------             -------

Net Loss.........................................................        $(349,750)            $(3,831)

Other comprehensive income, before tax:
   Unrealized holding gains (losses) arising during period                 (12,716)                  -

   Income tax benefit (expense)..................................            4,323                   -
                                                                         ---------             -------

Comprehensive Loss...............................................        $(358,143)            $(3,831)
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


                                                                                For the period ended
                                                                                     June 30,
                                                                         ---------------------------------

                                                                             1998                   1997
                                                                         ------------             --------
Cash flows from operating activities:
   Net loss......................................................        $   (349,750)            $ (3,831)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
     Net (accretion) amortization of investment
      securities.................................................              11,715                    -
     Depreciation and amortization of premises
      and equipment..............................................              54,228                    -
     Provision for loan losses...................................              90,581                    -
     Deferred income tax benefit.................................                   -                    -
     Amortization of organization costs..........................               4,876                    -
     (Increases) decreases in other assets.......................               2,337              (66,131)
     Increase in accrued interest
        receivable...............................................            (168,695)                   -
     Increase in accrued interest payable........................               4,191                    -
     Increase in other liabilities...............................              14,400                    -
                                                                         ------------             --------
               Net cash used by operating activities.............            (336,117)             (69,962)
                                                                         ------------             --------
Cash flows from investing activities:
   Purchases of investment securities
     available-for-sale..........................................          (8,394,725)                   -
   Sales of investment securities AFS............................           2,047,058                    -
   Calls of investment securities AFS............................             607,026
   Maturities of investment securities available-for-sale........             206,210                    -
   Loans originated, net of principal repayments.................          (7,769,565)                   -
   Purchases of premises and equipment...........................             (27,777)             (10,000)
                                                                         ------------             --------
               Net cash used by investing activities.............         (13,331,773)             (10,000)
                                                                         ------------             --------
Cash flows from financing activities:
   Proceeds from loans by Organizers.............................                   -               85,000
   Repayment of loans by Organizers..............................                   -                    -
   Sale of common stock..........................................                   -                    -
   Increase in deposits..........................................          11,635,514                    -
   Increase in federal funds purchased...........................             560,000                    -
                                                                         ------------             --------
               Net cash provided from financing activities.......          12,195,514               85,000
                                                                         ------------             --------
Net (decrease) increase in cash and cash equivalents.............          (1,472,376)               5,038
Cash and cash equivalents,
   beginning of period...........................................           5,634,297                    -
                                                                         ------------             --------
Cash and cash equivalents,
   end of period.................................................        $  4,161,921             $  5,038
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

     In 1998, the Accounting Standards Executive Committee issued a Statement of Position (SOP) number 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires that the costs of start-up activities, including organization costs, be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998, with earlier application encouraged for fiscal years for which an annual financial statement has not been issued. Management anticipates expensing these deferred costs prior to March 31, 1999.

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


NOTE 4 - OTHER COMPREHENSIVE INCOME

     Other comprehensive income (loss) is compiled of the following:

                                                      Unrealized
                                                    Gains (Losses)
                                                    on Securities
                                                    --------------

          Beginning balance - January 1, 1998            $ (2,693)
          Current - period change                          (7,786)
                                                         --------
          Ending balance - June 30, 1998                 $(10,479)
                                                         ========

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
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

     The table below illustrates the Bank's and Company's regulatory capital ratios at June 30, 1998:

                                                           Minimum
                                          June 30,       regulatory
                                            1998         requirement
                                          -------        -----------
Bank
----

   Tier 1 Capital                               33.1%              4.0%
   Tier 2 Capital                                 .8%                -
                                                ----               ---

           Total risk-based capital ratio       34.1%              8.0%
                                                ====               ===

   Leverage ratio                               19.0%              3.0%
                                                ====               ===


Company - Consolidated
----------------------

   Tier 1 Capital                               35.6%              4.0%
   Tier 2 Capital                                  -%                -
                                                ----               ---

           Total risk-based capital ratio       35.6%              8.0%
                                                ====               ===

   Leverage ratio                               18.7%              3.0%
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

     Net income (loss) for the three-month period ended June 30, 1998 amounted to $(135,137), or $(.20) per share. Net income (loss) for the six-month period ended June 30, 1998 amounted to $(349,750), or $(.52) per share. The following is a brief discussion of the more significant components of net income:

     a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.


              Interest                                                Interest
          Earning Assets/                        Average               Income/              Yield/
        Bearing Liabilities                      Balance                Cost                 Cost
        -------------------                      -------              --------              ------

Federal funds sold                             $ 2,465,414            $ 81,147               6.58%

Securities                                      10,120,254             293,702               5.80%

Loans                                            7,822,588             390,994              10.00%
                                               -----------            --------              -----

  Total                                        $20,408,256            $765,843               7.51%
                                               ===========            ========              =====

Deposits                                       $18,157,588            $378,528               4.17%

Federal funds purchased                             17,404                 540               5.50%
                                               -----------            --------              -----

  Total                                        $18,174,992            $379,068               4.17%
                                               ===========            ========              =====

Net interest income                                                   $386,775               3.34%
                                                                      ========              =====

Net yield on earning assets                                                                  3.79%
                                                                                            =====

     b. Other income for the three-month and six-month periods ended June 30, 1998 amounted to $29,400 and $48,396, respectively. On an annualized basis, these amounts represent .22% and .34% of total assets for the three-months and six-months ended June 30, 1998, respectively. This figure is relatively low because in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The above fees and charges may increase in the future.

     c. Operating expenses for the three-month and six-month period ended June 30, 1998 amounted to $354,640 and $694,340, respectively. On an annualized basis, these amounts represent 2.50% and 4.87% of total assets for the three-months and six-months ended June 30, 1998, respectively. In the future this percentage may increase due to costs and expenses associated with the new facility.

     At December 31, 1997, the allowance for loan losses amounted to $45,373. By June 30, 1998, the allowance had grown to $135,954. The allowance for loan losses, as a percentage of total gross loans, decreased from 1.25% for the year ended December 31, 1997 to 1.11% during the six-month period ended June 30, 1998, primarily due to new loan growth. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

     The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

Year 2000
---------

     A critical issue affecting companies that rely extensively on electronic data processing systems, such as the Company, is the Year 2000 issue. The Year 2000 issue has arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00." This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     The Bank uses a third-party vendor for processing its primary banking applications. During 1998, the Company developed a plan to address the Year 2000 issue, conduct a comprehensive review of the Company's systems and ensure that the Company takes any necessary measures. The Company believes that its systems, those of the Bank and its data processing vendor are currently Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. As of June 30, 1998, the Company had spent approximately $6,000 to help ensure that its systems would be Year 2000 compliant. The Company's data processing vendor has assured the Company that its systems are Year 2000 compliant now or will be well in advance of the Year 2000. However, there can be no assurance that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.

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

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 20, 1998   By:      /s/ William L. Daniel
                            -----------------------------------------
                           William L. Daniel, President and
                           Chief Executive Officer
                           (principal executive officer)



Date:  August 20, 1998   By:       /s/ Sandra L. Davis
                            --------------------------------------
                            Sandra L. Davis, Chief Financial Officer
                            (principal financial and accounting officer)