Form 10QSB
period 1998-09-30
ROCKDALE NATIONAL BANCSHARES INC
filed 1998-11-13
CIK 1036757

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                             Commission File Number:
   September 30, 1998                                         0-24113


                      ROCKDALE NATIONAL BANCSHARES, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         Georgia                                                 58-2292563
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

P.O. Box 82030, Conyers, Georgia                                        30013
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number:     (770) 785-7880
                            ----------------------------------------------------

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

              Yes    X                                    No
                   -----                                      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $1.00 Par Value                           676,188
---------------------------------------       ----------------------------------
               Class                          Outstanding as of November 5, 1998

Transitional Small Business Disclosure Format:

              Yes                                         No    X
                   -----                                      -----

                        PART I. - FINANCIAL INFORMATION


Item 1.    Financial Statements
------     --------------------

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET


                                                 September 30,
                                                     1998         December 31,
                                                  (Unaudited)         1997
                                                 -------------    ------------


ASSETS
------
Cash and due from banks.........................  $ 2,798,962      $ 1,344,297
Federal funds sold..............................    1,940,000        4,290,000
Investment securities:
     Securities available-for-sale,
     at market value............................    8,828,719        5,325,870
Other investments...............................      180,000          180,000
Loans, net......................................   15,187,356        3,599,142
Premises and equipment, net.....................    1,671,695        1,663,678
Accrued interest receivable.....................      215,627          101,073
Other assets....................................       56,799          166,014
                                                  -----------      -----------
     Total assets...............................  $30,879,158      $16,670,074
                                                  ===========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:

Deposits
     Noninterest-bearing demand.................  $ 4,045,599      $ 1,568,410
     Interest-bearing demand and money market...   14,794,387        6,478,310
     Savings....................................      759,392          629,190
     Time deposits of $100,000 or more..........    2,878,073        1,205,719
     Other time deposits........................    2,527,172          511,002
                                                  -----------      -----------
          Total deposits........................   25,004,623       10,392,631

     Federal funds purchased....................         --               --
     Accrued interest payable...................       18,092            6,380
     Other liabilities..........................       60,988            6,000
                                                  -----------      -----------
          Total liabilities.....................   25,083,703       10,405,011
                                                  -----------      -----------

                                  (Continued)

      Refer to notes to the consolidated unaudited financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                  (CONTINUED)

                                                    September 30,
                                                        1998        December 31,
                                                     (Unaudited)        1997
                                                    -------------   ------------
Shareholders' Equity:
Common stock, $1.00 par value,
     10,000,000 shares authorized,
     676,188 shares issued and outstanding.........     676,188        676,188
Surplus............................................   6,051,196      6,060,196
Retained earnings (deficit)........................    (963,443)      (468,628)
Accumulated other comprehensive income (loss)......      31,514         (2,693)
                                                    -----------    -----------
     Total Shareholders' Equity....................   5,795,455      6,265,063
Commitments and contingent liabilities.............        --             --
                                                    -----------    -----------
     Total Liabilities and                          $30,879,158    $16,670,074
          Shareholders' Equity..................... ===========    ===========

      Refer to notes to the consolidated unaudited financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE-MONTHS AND NINE-MONTHS ENDED SEPTEMBER 30, 1998
             AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 13, 1997)
                          THROUGH SEPTEMBER 30, 1997
                                 (UNAUDITED)

                                           For the
                                      Three-Months ended   For the Period ended
                                         September 30,         September 30,
                                      ------------------   --------------------
                                             1998             1998      1997
                                             ----             ----      ----
Interest income
   Loans, including fees.............      $331,583        $  722,577 $    --
   Investment securities:
     U.S. Treasury Securities........          --                --        --
     U.S. Government agencies and
      corporations...................       136,287           429,989    24,652
     Other investments...............         5,400             5,400      --
   Federal funds sold................        21,851           102,998      --
                                           --------        ---------- ---------
     Total interest income...........       495,121         1,260,964    24,652
                                           --------        ---------- ---------
Interest expense
   Interest bearing demand and money
    market...........................       117,125           417,269      --
   Savings...........................        16,696            19,518      --
   Time deposits of $100,000 or
    more.............................        30,691            80,656      --
   Other time deposits...............        26,550            52,147      --
   Federal funds purchased...........         3,097             3,637      --
   Short term debt...................          --                --      27,555
                                           --------        ---------- ---------
     Total interest expense..........       194,159           573,227    27,555
                                           --------        ---------- ---------
     Net interest income (loss)......       300,962           687,737    (2,903)

Provision for possible loan losses...        43,125           133,706      --
                                           --------        ---------- ---------

Net interest income (loss) after
 provision for possible loan losses..       257,837           554,031    (2,903)

Other income
   Service charges on deposit
    accounts.........................        33,232            75,623      --
   Investment securities gains
    (losses), net....................          (824)             (836)     --
   Other income......................         6,608            12,625      --
                                           --------        ---------- ---------
     Total other income..............        39,016            87,412      --
                                           --------        ---------- ---------

Other expense
   Salaries and other compensation...       116,282           403,029    10,992
   Employee benefits.................        47,641            68,063      --
   Net occupancy and equipment
    expense..........................        63,389           177,531      --

                                                                     (Continued)

      Refer to notes to the consolidated unaudited financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE-MONTHS AND NINE-MONTHS ENDED SEPTEMBER 30, 1998
            AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 13, 1997)
                          THROUGH SEPTEMBER 30, 1997
                                 (UNAUDITED)
                                 (CONTINUED)

                                                                 For the
                                                           Three-Months ended    For the Period ended
                                                              September 30,          September 30,
                                                           ------------------ --------------------------
                                                                  1998           1998             1997
                                                                --------      ----------       ---------

   Professional and other outside services..........            $ 79,176      $  392,140       $    --
   Other expense....................................              15,591          35,576         111,033
                                                                --------      ----------       ---------

     Total other expenses...........................             322,079       1,076,339         122,025
                                                                --------      ----------       ---------

Net income (loss) before taxes......................             (25,226)       (434,896)       (124,928)

Cumulative effect of a change in an accounting
 principle, net of $30,868 of related tax effect....             (59,920)        (59,920)           --

Income taxes........................................                --              --              --
                                                                --------      ----------       ---------

Net income (loss)...................................            $(85,146)     $ (494,816)      $(124,928)
                                                                ========      ==========       =========

Basic income (loss) per share.......................            $  (0.13)     $    (0.73)      $    (.30)
                                                                ========      ==========       =========

      Refer to notes to the consolidated unaudited financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1998
             AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 13, 1997)
                          THROUGH SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                                            For the period ended
                                                                 September 30,
                                                            --------------------
                                                            1998            1997
                                                            ----            ----

Net Loss..............................................   $  (494,816)    $  (124,928)

Other comprehensive income, before tax:
   Unrealized holding gains (losses) arising during
    period............................................        47,749            --

   Income tax benefit (expense).......................         4,323            --
                                                        ------------     -----------

Comprehensive Loss....................................  $   (442,744)    $  (124,928)
                                                        ============     ===========

Refer to notes to the consolidated unaudited financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1998
             AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 13, 1997)
                          THROUGH SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                                                                For the period ended
                                                                                    September 30,
                                                                         -----------------------------------

                                                                               1998                1997
                                                                              ------              ------
Cash flows from operating activities:
   Net loss......................................................        $   (494,816)         $  (124,928)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
     Net (accretion) amortization of investment
      securities.................................................              17,387                   --
     Depreciation and amortization of premises
     and equipment...............................................              83,252                   --
     Provision for loan losses...................................             133,706                   --
     Deferred income tax benefit.................................             (30,868)                  --
     Amortization of organization costs..........................              90,788                   --
     (Increases) decreases in other assets.......................              49,296             (132,350)
     Increase in accrued interest
        receivable...............................................            (114,554)                  --
     Increase in accrued interest payable........................              11,712                   --
     Increase in other liabilities...............................              54,988                   --
                                                                         ------------          -----------
               Net cash used by operating activities.............            (199,109)            (257,278)
                                                                         ------------          -----------
Cash flows from investing activities:
   Purchases of investment securities
     available-for-sale..........................................          (9,021,782)          (4,021,010)
   Purchases of Federal Reserve Stock............................                  --             (180,000)
   Sales of investment securities AFS............................           2,964,464                   --
   Calls of investment securities AFS............................           2,097,329                   --
   Maturities of investment securities available-for-sale........             464,960                   --
   Loans originated, net of principal repayments.................         (11,721,919)                  --
   Purchases of premises and equipment...........................             (91,269)          (1,120,377)
                                                                         ------------          -----------
               Net cash used by investing activities.............         (15,308,217)          (5,321,387)
Cash flows from financing activities:
   Proceeds from loans by Organizers.............................                  --                   --
   Repayment of loans by Organizers..............................                  --                   --
   Sale of common stock..........................................                  --            6,595,590
   Increase in deposits..........................................          14,611,991                   --
   Increase in federal funds purchased...........................                  --                   --
                                                                         ------------          -----------
               Net cash provided from financing activities.......          14,611,991            6,595,590
                                                                         ------------          -----------
Net (decrease) increase in cash and cash equivalents.............            (895,335)           1,016,925
Cash and cash equivalents,
   beginning of period...........................................           5,634,297                   --
                                                                         ------------          -----------
Cash and cash equivalents,
   end of period.................................................        $  4,738,962          $ 1,016,925
                                                                         ------------          -----------

      Refer to notes to the consolidated unaudited financial statements.

Note 1 - Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the
results that may be expected for the year ending December 31, 1998.   For
further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.


NOTE 2 - ORGANIZATION OF THE BUSINESS

     Rockdale National Bancshares, Inc., Conyers, Georgia (the "Company"), was incorporated under the laws of the State of Georgia on February 13, 1997, for the purpose of becoming a bank holding company for a proposed national bank, Rockdale National Bank (the "Bank"). On August 26, 1997, the Company completed an initial public offering of its common stock, $1.00 par value per share. Each share of common stock was sold for $10.00 per share and 676,188 shares were sold. Proceeds from the stock offering amounted to $6,727,384, net of selling expenses. The Company injected $6.0 million into the Bank's capital accounts upon opening on October 14, 1997.


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

     In 1998, the Accounting Standards Executive Committee issued a Statement of Position (SOP) number 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires that the costs of start-up activities, including organization costs, be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998, with earlier application encouraged for fiscal years for which an annual financial statement has not been issued. Management expensed these deferred costs in the quarter ended September 30, 1998, and the cumulative effect of the change in an accounting principle was $59,920, net of $30,868 of related tax effect.

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

     Net Income Per Share.  Net income per share was calculated using 676,188 as
     --------------------
the weighted average number of shares outstanding for the period ended September 30, 1998. For the nine-month period ended September 30, 1998 net income (loss) per share was $(.73).

     Accounting for Transfers and Servicing of Financial Assets and
     --------------------------------------------------------------
Extinguishment of Liabilities.  SFAS 125 is effective for transfers and
-----------------------------
servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. However, in December 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 127 ("SFAS 127"), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement deferred the effective date of certain provisions for one year (December 31, 1997). The deferred provisions relate to repurchase agreements, dollar-roll transactions, securities lending, and similar transactions. The effective date for all other transfers and servicing of financial assets is unchanged. The adoption of SFAS 125 did not have a material impact on the Company's financial statements.

     Earnings Per Common Share.  The Financial Accounting Standards Board has
     -------------------------
issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings Per Share," and simplifies earnings per share computations by replacing primary earnings per share with basic earnings per share, which shows no effects from dilutive securities. Entities with complex capital structures will have to show diluted earnings per share, which is similar to the fully diluted earnings per share computation under APB 15.

     Stock-based Compensation.  The Company accounts for stock options under
     ------------------------
Accounting Principles Board option No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Effective January 1, 1998, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." As provided by SFAS 123, the Company has elected to continue applying the provisions of APB 25 in determining its net income relative to stock-based compensation. The Company has adopted the SFAS 123 requirement that a company disclose the pro forma net income and pro forma earnings per share, as if the alternative fair-value-based accounting method in SFAS 123 had been used in determining net income. The adoption of SFAS 123 did not have a significant impact on the financial condition or results of operations of the Company.

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

     Reporting Comprehensive Income.  The Financial Accounting Standards Board
     ------------------------------
has issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 became effective July 1, 1998.
Under SFAS 130, a company will begin showing changes in assets and liabilities in a new comprehensive income statement or alternative presentation as opposed to showing some of the items as transactions in shareholders' equity accounts. Upon adoption, all comparative annual and interim financial statements will present a comprehensive income statement or alternative disclosure, for all years presented. The adoption of SFAS 130 did not have a significant impact on the financial condition or results of operations of the Company.

     Pending Accounting Pronouncements.  The Financial Accounting Standards
     ---------------------------------
Board has issued Statement of Financial Accounting Standards No. 131 became ("SFAS 131"), "Disclosures about Segments of an Enterprise and Relation Information." SFAS 131 is effective July 1, 1998, and requires disclosure of certain financial information by segments of a company's business. The adoption of SFAS 131 did not have a significant impact on the financial condition or results of operations of the Company.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and other Postretirement Benefits." SFAS 132 is effective for fiscal years beginning after December 31, 1997. The adoption of SFAS 132 did not have a significant impact on the financial condition or results of operations of the Company.

NOTE 4 - OTHER COMPREHENSIVE INCOME

     Other comprehensive income (loss) is compiled of the following:

                                                    Unrealized
                                                   Gains (Losses)
                                                   on Securities
                                                  ---------------

          Beginning balance - January 1, 1998         $(2,693)
          Current - period change                      34,207
                                                      -------
          Ending balance - September 30, 1998         $31,514
                                                      =======

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
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

     Total consolidated assets increased by $14,209,084 from $16,670,074 at December 31, 1997 to $30,879,158 during the nine-month period ended September 30, 1998. The increase was generated primarily through a $14,611,992 increase in deposits.

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

Liquidity and Sources of Capital
--------------------------------

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1998 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $4.7 million, representing 15.0% of total assets. Investment securities amounted to $8.8 million, representing 29.0% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the nine-month period ended September 30, 1998, total deposits increased from $10.4 million at December 31, 1997 to $25.0 million, representing an annualized increase of 140%. Note, however, that the Company does not expect to maintain or duplicate this growth rate. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

     Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.

     The table below illustrates the Bank's and Company's regulatory capital ratios at September 30, 1998:

                                                             Minimum
                                          September 30,     regulatory
                                             1998           requirement
                                          -------------     ------------
Bank
----

     Tier 1 Capital                           27.2%              4.0%
     Tier 2 Capital                             .9%               --
                                              ----               ---

           Total risk-based capital ratio     28.1%              8.0%
                                              ====               ===

     Leverage ratio                           18.8%              3.0%
                                              ====               ===

Company - Consolidated
----------------------

     Tier 1 Capital                           29.6%              4.0%
     Tier 2 Capital                            1.0%               --
                                              ----               ---

           Total risk-based capital ratio     30.6%              8.0%
                                              ====               ===

     Leverage ratio                           23.4%              3.0%
                                              ====               ===

     Note that with respect to the leverage ratio, the OCC expects a minimum of
5.0 percent to 6.0 percent ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 18.8% is well above the required minimum.

                             Results Of Operations
                             ---------------------

     Since principal banking operations only commenced on October 14, 1997, a comparison of the September 30, 1998 results (when banking operations were in progress) to those of September 30, 1997 (when banking operations had not commenced) is not meaningful. This discussion will therefore concentrate on the September 30, 1998 results.

     Net income (loss) for the three-month period ended September 30, 1998 amounted to $(85,146), or $(.13) per share. Net income (loss) for the nine-month period ended September 30, 1998 amounted to $(494,816), or $(.73) per share. The following is a brief discussion of the more significant components of net income:

     a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.


              Interest                                               Interest
          Earning Assets/                        Average              Income/               Yield/
        Bearing Liabilities                      Balance               Cost                  Cost
        -------------------                      -------             --------               ------

Federal funds sold                             $ 2,133,370          $  102,998               6.44%

Securities                                       9,871,974             435,389               5.88%

Loans                                            9,799,954             722,577               9.83%
                                               -----------          ----------               ----

  Total                                        $21,805,298          $1,260,964               7.71%
                                               ===========          ==========               ----

Deposits                                       $19,530,680          $  569,590               3.89%

Federal funds purchased                             72,527               3,637               6.69%
                                               -----------          ----------

  Total                                        $19,603,207          $  573,227               3.90%
                                               ===========          ==========               ====

Net interest income                                                 $  687,467               3.81%
                                                                    ==========               ====

Net yield on earning assets                                                                  4.20%
                                                                                             ====

     b. Other income for the three-month and nine-month periods ended September 30, 1998 amounted to $39,016 and $87,412, respectively. On an annualized basis, these amounts represent .19% and .34% of total assets for the three-months and nine-months ended September 30, 1998, respectively. This figure is relatively low because in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The above fees and charges may increase in the future.

     c. Operating expenses for the three-month and nine-month period ended September 30, 1998 amounted to $381,999 and $1,076,339, respectively. On an annualized basis, these amounts represent 1.83% and 5.7% of total assets for the three-months and nine-months ended September 30, 1998, respectively. In the future this percentage may increase due to costs and expenses associated with the new facility.

     At December 31, 1997, the allowance for loan losses amounted to $45,373. By September 30, 1998, the allowance had grown to $179,079. The allowance for loan losses, as a percentage of total gross loans, decreased from 1.25% for the year ended December 31, 1997 to 1.16% during the nine-month period ended September 30, 1998, primarily due to new loan growth. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

     During 1998, the Company developed a plan to address the Year 2000 issue, conduct a comprehensive review of the Company's systems and ensure that the Company takes any necessary measures. The Company believes that its systems, those of the Bank and its vendors are currently Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. As of September 30, 1998, the Company had spent approximately $6,000 to help ensure that its systems would be Year 2000 compliant.

     The Company uses Fiserv as its primary banking application and data processor. Fiserv has responded to the Company that renovation of its program is substantially complete. Representatives of the Company are scheduled to test the Fiserv program with the Company's applications in November 1998. All transactions are to be tested using the Company's data and procedures and any additional corrections are to be made on or before December 31, 1998. Fiserv has reported to the Company that the progress of its Year 2000 update is on schedule. In the event that Fiserv is unable to make the necessary corrections to its programs to accomodate the Year 2000, beginning in December 1998, the Company will convert its data to one of the other Fiserv programs that has currently been certified to operate in the Year 2000.

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

Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

     (a)  Exhibits.  The following exhibit is filed with this Report.

          Exhibit No.    Description
          -----------    -----------

          27.1           Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1998.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 12, 1998    By:   /s/ William L. Daniel
                               ------------------------------------------------
                               William L. Daniel, President and Chief Executive Officer (principal executive officer)



Date: November 12, 1998    By:   /s/ Brian D. Hawkins
                               ------------------------------------------------
                               Brian D. Hawkins, Chief Financial Officer
                               (principal financial and accounting officer)