Form 10KSB
period 1998-12-31
ROCKDALE NATIONAL BANCSHARES INC
filed 1999-03-31
CIK 1036757

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           December 31, 1998
                         -------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                              -------  -----

                         Commission file number 0-24113
                                                -------

                       ROCKDALE NATIONAL BANCSHARES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              Georgia                                      58-2292563
----------------------------------------          ------------------------------
   (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)

    P.O. Box 82030, Conyers, Georgia                         30013
----------------------------------------          ------------------------------
 (Address of principal executive offices)                  (Zip Code)

                                 (770) 785-7880
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of each exchange
     Title of each class                             on which registered
     -------------------                            ---------------------

-------------------------------                  ------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $1.00 par value per share
                 ----------------------------------------------
                                 Title of class

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No
   -----        -----

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year.     $1,940,728
                                                           --------------------

         Aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 22, 1999:
                                    $5,809,518  (528,138 shares)
         ----------------------------------------------------------------------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         676,188 shares of $1.00 par value Common Stock as of March 22, 1999
         ----------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

     Portions of the registrant's definitive proxy statement to be delivered to shareholders in connection with the 1999 Annual Meeting of Shareholders scheduled to be held on May 6, 1999 are incorporated by reference in response to certain portions of Part III of this Report.

     Transitional Small Business Disclosure Format (check one):
Yes           No   X
   ----          ----

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 1999 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


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

         The Bank commenced operations on October 14, 1997 in a temporary facility located at 1000 Georgia Highway 138 in Conyers, Georgia. The Bank is constructing a permanent facility at the same location which will contain approximately 11,200 square feet (6,800 square feet on the main level and 4,400 square feet on the second level). When complete, the building will contain a lobby, vault, eight offices, five teller stations, three drive-in windows, a mortgage lending facility, a boardroom conference facility, a loan operations area, and an area for the Bank's bookkeeping operations. In addition to its headquarters facility, the Bank operates a small branch office located at 1600 Georgia Highway 20, Conyers, Georgia. This branch facility is located on approximately 1.2 acres of land and contains a safe, one office, three teller stations, and two drive-in windows.

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

         Stability in the local Rockdale County economy principally evolves from a large manufacturing base. Rockdale County has approximately 90 manufacturing firms which produce a wide array of products, including apparel, lighting fixtures, food processing, plastic cups, high tech robotics, and video cassettes. The largest employers in Rockdale County include AT&T Communications, Lithonia Lighting, Sweetheart Cups, Inc., Golden States Foods, VISY Industries, Kysor-Warren, and Hill Phoenix.

         Competition among financial institutions in the Bank's primary service area is intense. There are eight commercial banks with a total of seventeen branches in Rockdale County and two credit unions with one branch office for each. The largest banks are affiliated with four major bank holding companies. Rockdale National Bank is the only locally-owned bank.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheet of the Company for the year ended December 31, 1998 and the period from Inception to December 31, 1997. This presentation includes all major categories of interest earning assets and interest bearing liabilities:

                           AVERAGE CONSOLIDATED ASSETS

                                                           PERIOD FROM
                                        YEAR ENDED         INCEPTION TO
                                     DECEMBER 31, 1998   DECEMBER 31, 1997
                                     -----------------   -----------------
Interest-bearing deposits ...          $         0          $   49,203
Taxable securities ..........            9,731,330           1,305,569
Federal funds sold ..........            2,111,671             416,360
Net loans ...................           11,063,873             555,673
                                       -----------          ----------
         Total earning assets           22,906,874           2,326,805
Cash and due from banks .....            1,945,671           1,011,210
Other assets ................            1,976,709           1,701,616
                                       -----------          ----------
   Total assets .............          $26,829,254          $5,039,631
                                       ===========          ==========



            AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            PERIOD FROM
                                                        YEAR ENDED          INCEPTION TO
                                                     DECEMBER 31, 1998    DECEMBER 31, 1997
                                                     -----------------    -----------------
Non interest-bearing deposits ................          $ 3,300,277          $  396,025
NOW and money market deposits ................           13,014,173           1,102,120
Savings deposits .............................              734,365             195,394
Time deposits ................................            3,943,466             318,622
Other borrowings .............................               54,247             390,730
Other liabilities ............................               63,399              20,112
                                                        -----------          ----------
   Total liabilities .........................           21,109,927           2,423,003
Stockholders' equity .........................            5,719,327           2,616,628
                                                        -----------          ----------
   Total liabilities and  stockholders' equity          $26,829,254          $5,039,631
                                                        ===========          ==========

         The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                                                           YEAR ENDED DECEMBER 31, 1998
                                             ----------------------------------------------------
                                               AVERAGE                INTEREST            AVERAGE
                      ASSETS                    AMOUNT                 EARNED              YIELD
                      ------                 -----------             ----------           -------
Interest-bearing deposits ..............     $         0             $        0                0%
Taxable securities .....................       9,731,330                565,451             5.80
Federal funds sold .....................       2,111,671                130,503             6.19
Net loans ..............................      11,063,873(1)           1,081,903(2)          9.78
                                             -----------             ----------             ----
Total earning assets ...................     $22,906,874             $1,777,856             7.76%
                                             ===========             ==========             ====
                                               AVERAGE                INTEREST            AVERAGE
                    LIABILITIES                 AMOUNT                 EXPENSE             YIELD
                    -----------              -----------             ----------           -------
NOW and money market deposits ..........     $13,014,173             $  536,297             4.12%
Savings deposits .......................         734,365                 24,567             3.35
Time deposits ..........................       3,943,466                221,966             5.63
Other borrowings .......................          54,247                  3,654             6.74
                                             -----------             ----------             ----
Total interest-bearing liabilities .....     $17,746,251             $  786,484             4.43%
                                             ===========             ==========             ====
Net yield on earning assets ...........................................................     3.33%
                                                                                            ====

--------------------
(1)      During 1998, all loans were accruing interest.
(2) Interest earned on net loans includes $121,409 in loan fees and loan service fees.

                                                   PERIOD FROM INCEPTION TO DECEMBER 31, 1997
                                             ----------------------------------------------------
                                              AVERAGE                 INTEREST            AVERAGE
                      ASSETS                   AMOUNT                  EARNED              YIELD
                      ------                 -----------             ----------           -------
Interest-bearing deposits ..............     $    49,203             $    2,798             5.69%
Taxable securities .....................       1,305,569                101,348             7.76
Federal funds sold .....................         416,360                 24,033             5.77
Net loans ..............................         555,673(1)              47,191(2)          8.49
                                             -----------             ----------             ----
       Total earning assets ............     $ 2,326,805             $  175,370             7.54%
                                             ===========             ==========             ====
                                              AVERAGE                 INTEREST            AVERAGE
                    LIABILITIES                AMOUNT                  EXPENSE              COST
                    -----------              -----------             ----------           -------
NOW and money market deposits ..........     $ 1,102,120             $   49,097             4.45%
Savings deposits .......................         195,394                  5,310             2.72
Time deposits ..........................         318,622                 14,593             4.58
Other borrowings .......................         390,730                 27,555             7.05
                                             -----------             ----------             ----
       Total interest-bearing liabilities    $ 2,006,866             $   96,555             4.81%
                                             ===========             ==========             ====
Net yield on earning assets ...........................................................     2.73%
                                                                                            ====

--------------------
(1)      During 1997, all loans were accruing interest.
(2) Interest earned on net loans includes $17,858 in loan fees and loan service fees.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

         The effect on interest income, interest expense and net interest income in the periods indicated, of changes in average balance and rate from the corresponding prior period is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from rate. The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate. Because the Company was not in existence as of December 31, 1996, a comparison of the 1997 results to 1996 has not been included.

                                                         YEAR ENDED DECEMBER 31, 1998
                                                                 COMPARED WITH
                                                  PERIOD FROM INCEPTION TO DECEMBER 31, 1997
                                             -----------------------------------------------------
                                                         INCREASE (DECREASE) DUE TO:
                                               VOLUME                RATE                TOTAL
                                             -----------           ---------           -----------
Interest earned on:
      Interest-bearing deposits ...          $    (2,798)          $       0           $    (2,798)
      Taxable securities ..........              654,070            (190,967)              463,103
      Federal funds sold ..........               97,856               8,614               106,470
      Net loans ...................              892,418             142,613             1,035,031
                                             -----------           ---------           -----------
Total interest income .............            1,641,546             (39,740)            1,601,806
                                             -----------           ---------           -----------
Interest paid on:
      NOW deposits and money market              530,656             (43,456)              487,200
      Savings deposits ............               14,647               4,610                19,257
      Time deposits ...............              166,019              41,354               207,373
      Other borrowings ............              (23,729)               (172)              (23,901)
      Other liabilities ...........                   --                  --                    --
                                             -----------           ---------           -----------
Total interest expense ............              687,592               2,337               689,929
                                             -----------           ---------           -----------
Change in net interest income .....          $   953,954           $ (42,077)          $   911,877
                                             ===========           =========           ===========

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

         The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                                                                          PERIOD FROM
                                                        YEAR ENDED                        INCEPTION TO
                                                    DECEMBER 31, 1998                   DECEMBER 31, 1997
                                              ---------------------------          -----------------------------
                                                AVERAGE           AVERAGE            AVERAGE            AVERAGE
DEPOSIT CATEGORY                                AMOUNT           RATE PAID           AMOUNT            RATE PAID
----------------                              ---------------------------          -----------------------------
Non-interest bearing demand deposits          $ 3,300,277             N/A          $  396,025             N/A
NOW and money market deposits ......          $13,014,173          4.12 %          $1,102,120            4.45%
Savings deposits ...................          $   734,365          3.35 %          $  195,394            2.72%
Time deposits ......................          $ 3,943,466          5.63 %          $  318,622            4.58%


         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and other time deposits and their respective maturities at December 31, 1998:

                                           TIME CERTIFICATES
                                               OF DEPOSIT
                                               ----------
          3 months or less .............       $  966,786
          3-6 months ...................          901,108
          6-12 months ..................        2,941,560
          over 12 months ...............        1,890,610
                                               ----------

            Total ......................       $6,700,064
                                               ==========

LOAN PORTFOLIO

         The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 1998, the Bank had a legal lending limit for unsecured loans of up to $853,242 to any one person. See "Supervision and Regulation."

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

         Consumer/Installment Loans

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

         The following table presents various categories of loans contained in the Bank's loan portfolio for the periods indicated and the total amount of all loans for such periods:


                                                        AS OF                 AS OF
TYPE OF LOAN                                      DECEMBER 31, 1998     DECEMBER 31, 1997
------------                                      -----------------     -----------------
Commercial, Financial and Agricultural ......       $  2,624,532           $    34,162
Real Estate - Construction ..................          3,714,502               177,801
Real Estate - Mortgage ......................          7,439,822             1,692,889
Installment and Other Loans to Individuals ..          2,387,404             1,739,663
                                                    ------------           -----------
Subtotal ....................................         16,166,260             3,644,515
Less: Allowance for possible loan losses ....           (194,581)              (45,373)
      Net deferred loan fees ................            (29,670)                   (0)
                                                    ------------           -----------
         Total (net of allowances) ..........       $ 15,942,009           $ 3,599,142
                                                    ============           ===========

         The following is a presentation of an analysis of maturities of loans as of December 31, 1998:

                                                   DUE IN 1     DUE AFTER 1 TO    DUE AFTER
         TYPE OF LOAN                            YEAR OR LESS      5 YEARS         5 YEARS           TOTAL
         ------------                            ------------   --------------    ----------       ---------
                                                                         (In thousands)
Commercial, Financial and Agricultural ......       $1,410          $1,185          $   30          $ 2,625
Real Estate - Construction ..................        3,186             178             351            3,715
Real Estate - Mortgage ......................          220           4,932           2,288            7,440
Installment and Other Loans to Individuals ..        1,134           1,135             117            2,386
                                                    ------          ------          ------          -------

        Total ...............................       $5,950          $7,430          $2,786          $16,166
                                                    ======          ======          ======          =======

           For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 1998:

                                                   DUE IN 1     DUE AFTER 1 TO    DUE AFTER
INTEREST CATEGORY                                YEAR OR LESS       5 YEARS        5 YEARS           TOTAL
-----------------                                ------------   --------------    ----------       ---------
                                                                      (In thousands)
Predetermined interest rate .................       $1,439           $7,024          $714           $ 9,177
Floating interest rate ......................        6,044              945             0             6,989
                                                    ------           ------          ----           -------
       Total ................................       $7,483           $7,969          $714           $16,166
                                                    ======           ======          ====           =======

           As of December 31, 1998, all loans were accruing interest, no accruing loans were contractually past due 90 days or more as to principal and interest payments and no loans were defined as "troubled debt restructurings."

           As of December 31, 1998, there were no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

           Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. During 1998 all loans had accrued interest.

SUMMARY OF LOAN LOSS EXPERIENCE

           An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

               ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                           PERIOD FROM
                                                        YEAR ENDED         INCEPTION TO
                                                     DECEMBER 31, 1998  DECEMBER 31, 1997
                                                     -----------------  -----------------
Balance at beginning of period ................          $ 45,373           $     0
Charge-offs ...................................                 0                 0
Recoveries ....................................                 0                 0
Net Charge-offs ...............................                 0                 0
Additions charged to operations ...............           149,208            45,373
                                                         --------           -------
Balance at end of period ......................          $194,581           $45,373
                                                         ========           =======
Ratio of net charge-offs during the period to
    average loans outstanding during the period                 0%                0%
                                                         ========           =======

         At December 31, 1998 the allowance was allocated as follows:

                                                                  PERCENT OF LOANS
                                                                  IN EACH CATEGORY
                                                     AMOUNT        TO TOTAL LOANS
                                                    --------      ----------------
Commercial, Financial and Agricultural ......       $ 24,000            16.26%
Real Estate - Construction ..................         34,500            23.02
Real Estate - Mortgage ......................         69,000            46.11
Installment and Other Loans to Individuals ..         22,500            14.61
Unallocated .................................         44,581                0
                                                    --------           ------
         Total ..............................       $194,581           100.00%
                                                    ========           ======


         At December 31, 1997 the allowance was allocated as follows:

                                                                 PERCENT OF LOANS
                                                                 IN EACH CATEGORY
                                                     AMOUNT       TO TOTAL LOANS
                                                    -------      ----------------
Commercial, Financial and Agricultural ......       $     0            0.95%
Real Estate - Construction ..................             0            4.88
Real Estate - Mortgage ......................             0           58.12
Installment and Other Loans to Individuals ..             0           36.05
Unallocated .................................        45,373               0
                                                    -------          ------
       Total ................................       $45,373          100.00%
                                                    =======          ======

LOAN LOSS RESERVE

           In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1998, 16% of outstanding loans are in the category of commercial loans, which includes commercial real estate loans and agricultural loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, 87% of these commercial loans at December 31, 1998 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

           The Company's consumer loan portfolio constitutes 15% of outstanding loans at December 31, 1998. At December 31, 1998 the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

           Real estate mortgage and construction loans constituted 69% of outstanding loans at December 31, 1998. All loans in this category represent residential real estate mortgages or construction loans where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

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

INVESTMENTS

           As of December 31, 1998, investment securities comprised approximately 29% of the Bank's assets, federal funds sold comprised approximately 5% of the Bank's assets, and net loans comprised approximately 47% of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

           The following table presents, for the period indicated, the book value of the Bank's investments. All securities held at December 31, 1998 were categorized as available-for-sale.

INVESTMENT CATEGORY

                                                                 AS OF               AS OF
AVAILABLE-FOR-SALE:                                        DECEMBER 31, 1998   DECEMBER 31, 1997
------------------                                         -----------------   -----------------
Obligations of U.S. Treasury and other U.S. Agencies ..       $9,753,621          $5,325,870

Federal Reserve Bank Stock ............................          180,000             180,000
                                                              ----------          ----------

     Total ............................................       $9,933,621          $5,505,870
                                                              ==========          ==========

         The following table indicates for the year ended December 31, 1998 the amount of investments due by contractual maturity in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

INVESTMENT CATEGORY

                                                                              WEIGHTED AVERAGE
AVAILABLE-FOR-SALE:                                              AMOUNT            YIELD(1)
-------------------                                              ------       ----------------
Obligations of U.S. Treasury and other U.S. Agencies:
           0 - 1 year ..................................       $1,612,404          5.65%
           Over 1 through 5 years ......................        7,746,874          5.59
           Over 5 through 10 years .....................          394,342          5.69
           Over 10 years ...............................                0             0
Federal Reserve Bank Stock, no maturity ................          180,000          3.00
                                                               ----------          ----
               Total ...................................       $9,933,621          5.56%
                                                               ==========          ====

--------------------
(1) The Company has not invested in any tax-exempt obligations.

RETURN ON EQUITY AND ASSETS

           Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                                                PERIOD FROM
                                               YEAR ENDED       INCEPTION TO
                                           DECEMBER 31, 1998  DECEMBER 31, 1997
                                           -----------------  -----------------
Loss on Average Assets ..................       (2.20)%          (9.30)%
Loss on Average Equity ..................      (10.22)%         (17.91)%
Average Equity to Average Assets Ratio ....      21.32%           51.92%
Dividend Payout Ratio .....................          0%               0%

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

         The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 1998 the Bank had no outstanding participations.

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

YEAR 2000

         As the year 2000 approaches, an important business issue has emerged regarding existing application software programs and operating systems. To save expensive disk space and computing time, many existing application software products were designed to accommodate a two-digit year rather than a four-digit year. For example, "98" is stored on the system and represents 1998 and "00" represents 1900. As a result, software or equipment that is date dependent may, for example, recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, a temporary inability to process transactions, send invoices, or engage in similar normal business activity.

         Communications and information systems, including systems that monitor deposit and lending accounts, are critical to the business of the Company and the Bank. The Bank uses a third-party vendor for processing its primary banking applications. During 1998, the Company developed a plan to address the Year 2000 issue, conduct a comprehensive review of the Company's systems and ensure that the Company takes any necessary measures. This plan is based in part on FDIC guidelines for financial institutions regarding Year 2000 compliance. The Company has completed approximately 90% of its testing objectives and has begun remediation of problems revealed by testing. Therefore, the Company believes that its systems, those of the Bank and its data processing vendor will be Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. As of December 31, 1998, the Company had spent approximately $6,000 to help ensure that its systems would be Year 2000 compliant. The Company's data processing vendor has assured the Company that its systems will be Year 2000 compliant well in advance of the Year 2000. However, there can be no assurance that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations. The Bank's contingency plan in the event of any Year 2000 problems is to concentrate on maintaining its core services by manually processing customer transactions. Due to the factors discussed above, management believes there is a risk to the Bank of Year 2000 system failures, but is unable to quantify its potential exposure to Year 2000 failures.

         An area of concern to the Company and the Bank is the effect of Year 2000 issues on the Bank's loan customers. Failure to address Year 2000 related issues could have significant impact on the ability of certain customers to continue operations. The Bank's loan portfolio could be negatively impacted if customers are unable to honor loan agreements and defaults occur as a result of failure to address Year 2000. These customer relationships are being monitored to ensure that the necessary systems modifications will be made on a timely basis. In addition, the Bank reviews Year 2000 related issues as part of its normal underwriting criteria and loan approved process. Nevertheless, there can be no assurance that these customers will be Year 2000 compliant. Failure of certain customers to adequately address these issues could result in loan defaults which would negatively impact the Bank's earnings.

FACILITIES

         The Bank operates out of a temporary facility located at 1000 Georgia Highway 138 in Conyers, Georgia. A permanent facility is being constructed at the same location which will contain approximately 6800 square feet on the main level and 4,400 square feet upstairs. Once completed, the building will contain a boardroom conference facility, a loan operations area, and an area for the Bank's bookkeeping operations. Construction costs for this facility are estimated at approximately $1,595,000. In addition to its headquarters facility, the Bank operates a small branch office located at 1600 Georgia Highway 20, Conyers, Georgia. This branch facility is located on approximately 1.2 acres of land and was acquired for a purchase price of approximately $385,000. This facility contains a safe, one office, three teller stations, and two drive-in windows.

EMPLOYEES

         As of December 31, 1998, the Bank employed 2 persons on a part-time basis and 14 persons on a full-time basis, including 6 officers. The Bank will hire additional persons as needed, including additional tellers, financial service representatives, and operations personnel.

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

REGISTRAR AND TRANSFER AGENT

         Reliance Trust Company serves as the Transfer Agent and Registrar for the Common Stock.

SUPERVISION AND REGULATION

         The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of regulatory agencies, including the Federal Reserve Board, the Comptroller of the Currency ("Comptroller"), the Georgia Department of Banking and Finance (the "Georgia Banking Department") and the Federal Deposit Insurance Corporation ("FDIC").

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

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the Company, or any other bank holding company located in Georgia, may acquire a bank located in any other state, and a bank holding company located outside Georgia may acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions. In addition, adequately capitalized and managed bank holding companies may consolidate their multi-state bank operations into a single bank subsidiary and may branch interstate through acquisitions unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory. De novo branching by an out-of-state bank is lawful only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws.

         A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve

Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies. Effective April 21, 1997, the Federal Reserve Board revised and expanded the list of permissible nonbanking activities, which includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to any person, with certain limitations; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

         In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition and gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Generally, bank holding companies must obtain approval of the Federal Reserve Board to engage in any activity not previously approved by the Federal Reserve Board or to modify in any material respect as activity for which Federal Reserve Board approval had been obtained.

         The Company is also regulated by the Georgia Banking Department under the Financial Institutions Code of Georgia, which requires a Georgia bank holding company to obtain the prior approval of the Georgia Commissioner of Banking before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, or before merging or consolidating with any other bank holding company. A Georgia bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of any bank unless the bank being acquired has been in existence and continuously operating as a bank for a period of five years or more prior to the date of acquisition is either (i) a bank for purposes of the federal Bank Holding Company Act of 1956 or (ii) a federal or state savings and loan association or a savings bank or federal savings bank whose deposits are insured by the federal deposit insurance program.

         As a national bank, the Bank is subject to the supervision of the Comptroller and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, a national bank situated in the State of Georgia is generally prohibited from establishing branch offices or facilities outside of the county in which such bank's main office is located, except by relocation of the parent bank or another branch bank, or by merger, consolidation, or purchase of assets and assumption of liabilities involving another parent bank or branch bank.

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

         Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. In addition, a national bank may grant loans and extensions of credit to such person up to an additional 10% of its unimpaired capital and surplus, provided that each loan or extension of credit is fully secured by readily marketable collateral having a market value, determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government, and loans or extensions of credit which have the approval of the Comptroller and which are made to a financial institution or to any agent in charge of the business and property of the financial institution.

         Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the Comptroller. The Federal Reserve Board and the Comptroller have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, on a consolidated basis with the banks owned by the holding company, as well as to state member banks. The Comptroller's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. Both the Federal Reserve Board and the Comptroller have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions must maintain a ratio of at least 3% "Tier 1" capital to total weighted risk assets (net of goodwill, certain intangible assets, and certain deferred tax assets). Tier 1 capital includes common shareholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

         Both the risk-based capital guidelines and the leverage ratio are minimum requirements. They are applicable to all banking institutions unless the applicable regulating authority determines that different minimum capital ratios are appropriate for a particular institution based upon its circumstances. Institutions operating at or near these ratios are expected to have well-diversified risks, excellent control systems, high asset quality, high liquidity, good earnings, and in general must be considered strong banking organizations, rated composite 1 under the CAMELS rating system of banks or the BOPEC rating system of bank holding companies. The Comptroller requires that all but the most highly-rated banks and all banks with high levels of risk or experiencing or anticipating significant growth will maintain ratios at least 100 to 200 basis points above the stated minimums. The Federal Reserve Board requires bank holding companies without a BOPEC-1 rating to maintain a ratio of at least 4% Tier 1 capital to total assets; furthermore, banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the 3% and 4% minimum levels.

         The FDIC adopted a rule substantially similar to that issued by the Federal Reserve Board, establishing a minimum leverage ratio of 3% and providing that FDIC-regulated banks with anything less than a CAMELS-1 rating must maintain a ratio of at least 4%. In addition, the FDIC rule specifies that a depository institution operating with less than the applicable minimum leverage capital requirement will be deemed to be operating in an unsafe and unsound manner unless the institution is in compliance with a plan, submitted to and approved by the FDIC, to increase the ratio to an appropriate level. Finally, the FDIC requires any insured depository institution with a leverage ratio of less than 2% to enter into and be in compliance with a written agreement between it and the FDIC (or the primary regulator, with the FDIC as a party to the agreement). Such an agreement will nearly always contemplate immediate efforts to acquire the capital required to increase the ratio to an appropriate level. Institutions that fail to enter into or maintain compliance with such an agreement will be subject to enforcement action by the FDIC.

         The Comptroller's guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a bank's risk-based capital ratio. However, certain intangible assets which meet specified criteria ("qualifying intangibles") are retained as a part of Tier 1 capital. The Comptroller has modified the list of qualifying intangibles, currently including only purchased credit card relationships and mortgage and non-mortgage servicing assets, whether originated or purchased and excluding any interest-only strips receivable related thereto. Furthermore, the Comptroller's guidelines formerly provided that the amount of such qualifying intangibles that may be included in Tier 1 capital was limited to a maximum of 50% of total Tier 1 capital. The Comptroller has amended its guidelines to increase the limitation on such qualifying intangibles from 50% to 100% of Tier 1 capital, of which no more than 25% may consist of purchased credit card relationships and non-mortgage servicing assets. Furthermore, banks may now deduct from Tier 1 capital disallowed servicing assets on a basis that is net of any associated deferred tax liability. Deferred tax liabilities netted this way may not also be netted against deferred tax assets when determining the amount of deferred tax assets that are dependent upon future taxable income.

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

         The risk-based capital guidelines of the Comptroller, the Federal Reserve Board and the FDIC explicitly include provisions regarding a bank's exposure to declines in the economic value of its capital due to changes in interest rates to ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

         The Comptroller, the Federal Reserve Board and the FDIC recently added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or
(ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, beginning no later than January 1, 1999, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter's capital charge for market risk.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), enacted on December 19, 1991, provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the FDICIA does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The FDICIA creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and which will be used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the institution is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

         As an institution's capital levels decline, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

         In response to the directive issued under the Act, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                              Total Risk-Based   Tier 1 Risk-Based    Tier 1
                                               Capital Ratio      Capital Ratio    Leverage Ratio
                                              ----------------   ----------------- --------------
          Well capitalized(1)                        >=10%           >= 6%           >= 5%
          Adequately Capitalized(1)                  >= 8%           >= 4%           >= 4%(2)
          Undercapitalized(4)                        <  8            <  4            <  4
          Significantly Undercapitalized(4)          <  6            <  3            <  3
          Critically Undercapitalized                  -                -            <= 2%(5)

---------------------------

(1)      An institution must meet all three minimums.
(2) >=3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) < 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(5)      Ratio of tangible equity to total assets.

           The FDICIA also provides that each Federal banking agency must prescribe safety and soundness standards in certain areas of banking practice. In order to comply with the FDICIA, the Federal Reserve Board, the Comptroller and the FDIC have adopted regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits.

           The capital standards and the safety and soundness standards which the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

           As a national bank, the Bank is subject to examination and review by the Comptroller. This examination is typically completed on-site every eighteen months and is subject to off-site review at call. The Comptroller, at will, can access quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

           The State of Georgia has enacted an interstate banking statute which authorizes bank holding companies located throughout the United States to acquire banks and bank holding companies located in Georgia under certain conditions. Such legislation has had the effect of increasing competition among financial institutions in the Bank's market area and in the State of Georgia generally. Establishment of de novo bank branches in Georgia by out-of-state financial institutions is not permitted under Georgia law.

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

ITEM 2.  DESCRIPTION OF PROPERTY

           On February 4, 1997, the Company entered into a contract with a party unaffiliated with any officer or director of the Company to acquire a 2.5 acre tract of land located at the intersection of Highway 138 and Miller's Chapel Road for a total purchase price of $424,160. The Company currently operates out of an approximately 2,200 square foot temporary facility at that location, which it leases at a monthly rental of $3,500 pursuant to a month-to-month lease.

           In addition to its headquarters facility, the Bank operates a small branch office located at 1600 Georgia Highway 20, Conyers, Georgia. This branch facility is located on approximately 1.2 acres of land and was acquired for a purchase price of approximately $385,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter was submitted during the fourth quarter ended December 31, 1998 to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

HOLDERS OF COMMON STOCK

         As of March 15, 1999, the number of holders of record of the Company's Common Stock was 620.

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

         The Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the Comptroller. Pursuant to 12 U.S.C. ss. 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. ss. 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than one-tenth of the Bank's net income of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. ss. 60(b), the approval of the Comptroller is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, related notes and statistical information included elsewhere herein.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO PERIOD FROM INCEPTION TO DECEMBER 31, 1997

         The Company was organized on February 13, 1997 to serve as a holding company for a proposed national bank. For approximately the first seven months of operation, the main activities centered on seeking, interviewing and selecting a cohesive group of organizers/directors; applying for a national bank charter; applying to become a bank holding company; and filing a Registration Statement (the "Registration Statement") with the Securities and Exchange Commission pursuant to which the Company registered 800,000 shares of its Common Stock at an offering price of $10.00 per share. Upon the Registration

Statement's effectiveness, the organizers/directors focused their efforts on the sale of such Common Stock and, by late August 1997, had completed all selling activities. Net of selling expenses, the Company raised $6,727,384 in the offering. From late August to the end of September 1997, management engaged in activities resulting in the opening of the Bank. During the development stage, from February 13, 1997 ("Inception") to October 14, 1997 (the "Bank Opening"), net loss amounted to $114,565. Net loss from the Bank Opening to December 31, 1997 amounted to $350,561. Losses from Inception to December 31, 1997 amounted to $468,628, or $.70 per share. During 1998, total assets of the Company grew from $16.6 million at December 31, 1997 to $34.1 million at December 31, 1998. For the year ended December 31, 1998, net loss amounted to $548,404 or $.87 per share.

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

         Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the periods indicated.

                                                                    YEAR ENDED                     PERIOD FROM INCEPTION
                                                                 DECEMBER 31, 1998                  TO DECEMBER 31, 1997
                                                        --------------------------------      ------------------------------
                                                                  (IN THOUSANDS)                        (IN THOUSANDS)
                                                                     INTEREST                              INTEREST
                                                        AVERAGE       INCOME/      YIELD/     AVERAGE       INCOME/    YIELD/
                                                        BALANCE       EXPENSE      COST       BALANCE       EXPENSE    COST
                                                        -------      --------     -------     -------       -------    -----
          Interest-bearing deposits                     $     0       $    0          0%       $   49       $  3       5.69%
          Federal funds sold                              2,112          131       6.18           416         24       5.77
          Securities                                      9,731          565       5.80         1,306        101       7.76
          Loans, net                                     11,064        1,082       9.78           556         47       8.49
                                                        -------       ------       ----        ------       ----       ----
               Total earning assets                     $22,907       $1,778       7.76 %      $2,327       $175       7.54%
                                                        =======       ======       ====        ======       ====       ====

          Interest bearing deposits                     $17,692       $  782       4.42%       $1,616       $ 69       4.27%
          Other borrowings                                   54            4       6.74           391         28       7.05
                                                        -------       ------       ----        ------       ----       ----
               Total interest-bearing liabilities       $17,746       $  786       4.43%       $2,007       $ 97       4.81%
                                                        =======       ======       ====        ======       ====       ====

          Net yield on earning assets                                              3.33%                               2.73%
                                                                                   ====                                ====

         Net yield on earning assets for the years ended December 31, 1998 and 1997 were 3.33% and 2.73%, respectively. The increase in net yield during 1998 is primarily attributed to lower lost of funds and higher loan volume. Net interest income has increased from $78,815 for the year ended December 31, 1997 to $991,372 for the year ended December 31, 1998. This increase is attributed to the significant increase in earning assets during 1998 and to the fact that the Company engaged in banking for only ten weeks during 1997 and for the full year during 1998.

NON-INTEREST INCOME

         Non-interest income for the year ended December 31, 1998 and the period from Inception to December 31, 1997 amounted to $162,872 and $6,685, respectively. As a percentage of average assets, non-interest income increased from 0.13% in 1997 to 0.61% in 1998. The increase in non-interest income during 1998 is attributed to the increase in the number of deposit accounts, as well as transactional volume, and to a higher fee structure.

         The following table summarizes the major components of non-interest income for the year ended December 31, 1998 and for the period from Inception to December 31, 1997.


                                                     1998          1997
                                                     ----          ----

          Service fees on deposit accounts         $114,346       $5,717
          Miscellaneous, other                       48,526          968
                                                   --------       ------
                   Total non-interest income       $162,872       $6,685
                                                   ========       ======

NON-INTEREST EXPENSE

         Non-interest expense increased from $508,755 during 1997 to $1,511,847 in 1998. As a percent of total average assets, non-interest expenses decreased from 10.1% to 5.64%. The primary reason for the increase in non-interest expense is due to the fact that during 1997 the Company was fully operational for only ten weeks, while during 1998 it was operational for the entire year. Below are the components of non-interest expense for the years 1998 and 1997.

                                                                     PERIOD FROM
                                                   YEAR ENDED        INCEPTION TO
                                                DECEMBER 31, 1998  DECEMBER 31, 1997
                                                -----------------  -----------------
Salaries and benefits                               $  660,738       $169,107
Supplies and printing                                   37,868         36,451
Advertising and public relations                        44,882          7,126
Legal and professional                                 139,215        145,916
Other operating expenses                               629,144        150,155
                                                    ----------       --------
         Total non-interest expense                 $1,511,847       $508,755
                                                    ==========       ========

           During 1998, the allowance for loan losses grew from $45,373 to $194,581. During 1998, the allowance for loan losses as a percent of gross loans decreased from 1.25% to 1.21%. There were no charge-offs during 1997 or 1998. As of December 31, 1998, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

           The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 1998 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                                                               After          After
                                                               three           six           After
                                                 Within        months         months        one year         After
                                                 three        but within    but within     but within        five
                                                 months       six months     one year      five years        years         Total
                                                --------      ----------    ----------     ----------       ------       -------
EARNING ASSETS                                                               (In thousands of dollars)

Loans                                           $  6,882        $   616        $ 1,567        $ 6,933       $  168       $16,166
US Government and agency
       securities                                    300            501            811          7,747          574         9,933
Federal funds sold                                 2,970              0              0              0            0         2,970
                                                --------        -------        -------        -------       ------       -------
     Total earning assets                       $ 10,152        $ 1,117        $ 2,378        $14,680       $  742       $29,069
                                                ========        =======        =======        =======       ======       =======

SUPPORTING SOURCES OF FUNDS

Interest-bearing demand
       deposits and savings                     $ 16,036        $     0        $   874        $     0       $    0       $16,910
Certificates, less than $100M                        540            700          1,619            625            0         3,484
Certificates, $100M and over                         427            200          1,323          1,266            0         3,216
                                                --------        -------        -------        -------       ------       -------
       Total interest-bearing liabilities       $ 17,003        $   900        $ 3,816        $ 1,891       $    0       $23,610
                                                ========        =======        =======        =======       ======       =======

Interest-sensitivity gap                        $ (6,851)       $   217        $(1,438)       $12,789       $  742       $ 5,459
Cumulative interest-sensitivity gap             $ (6,851)       $(6,634)       $(8,072)       $ 4,717       $5,459           N/A

Interest-sensitivity gap ratio                    (23.57)          0.75          (4.95)         44.00         2.55         18.78
Cumulative interest-sensitivity gap ratio         (23.57)        (22.82)        (27.77)         16.23        18.78           N/A


         As evidenced by the table above, the Company is cumulatively liability sensitive at one year. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous as earning assets are repriced sooner than the liabilities. With respect to the Company, an increase in interest rate would result in lower earnings while a decline in interest rates will increase income. This, however, assumes that all other factors affecting income remain constant.

         As the Company continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Bank's Asset/Liability Committee meets on a quarterly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $17.9 million during 1998 and by $10.4 million in 1997. Below are the pertinent liquidity balances and ratios for the year ended December 31, 1998 and for the period from Inception to December 31, 1997.

                                                                       PERIOD FROM
                                                   YEAR ENDED          INCEPTION TO
                                                DECEMBER 31, 1998    DECEMBER 31, 1997
                                                -----------------    -----------------
Cash and cash equivalents ......................    $5,939,184           $5,634,297
Securities .....................................     9,933,621            5,505,870
CDs, over $100,000 to total deposits ratio .....            11%                  12%
Loan to deposit ratio ..........................            56%                  35%
Brokered deposits ..............................             0                    0

         At December 31, 1998, large denomination certificates accounted for 11.4% of total deposits. Large denomination CDS are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDS and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDS may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Rockdale County, Georgia, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Rockdale County, as outside depositors are more likely to be interest rate sensitive.

         Cash and cash equivalents are the primary source of liquidity. At December 31, 1998, cash and cash equivalents amounted to $5.9 million, representing 17.4% of total assets. Securities available for sale provide a secondary source of liquidity. Approximately $1.6 million of the $9.9 million in the Bank's securities portfolio is scheduled to mature in 1999.

         Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 1998, the Company had no brokered deposits in its portfolio.

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

         The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Note that under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, non-cumulative and cumulative (bank holding companies only) perpetual preferred stock and minority interest. Goodwill, certain intangible assets, and certain deferred tax assets are subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

         The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into total average assets. For banks that are not rated CAMELS-1 by their primary regulator (which includes the subsidiary Bank), the minimum leverage ratio should be 4.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

            The Federal Reserve Board, the OCC and the FDIC have adopted a rule that adds a measure of interest rate risk to the determination of supervisory capital adequacy. In connection with this rule, the agencies have implemented a measurement process to measure interest rate risk. Under this proposal, all items reported on the balance sheet, as well as off-balance sheet items, would be reported according to maturity, repricing dates and cash flow characteristics. A bank's reporting position would be multiplied by duration-based risk factors and weighted according to rate sensitivity. The net risk weighted position would be used in assessing capital adequacy. The objective of this complex proposal is to determine the sensitivity of a bank to various rising and declining interest rate scenarios.

            The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 1998:

                                                                               MINIMUM
                                                               DECEMBER 31,   REGULATORY
          BANK                                                    1998       REQUIREMENT
          ----                                                 ------------  -----------
                   Tier 1 Capital                                 24.6%           4.0%
                   Tier 2 Capital                                  1.0%             -
                                                                  ----           ----
                          Total risk-based capital ratio          25.6%           8.0%
                                                                  ====           ====

                   Leverage ratio                                 16.8%           4.0%
                                                                  ====           ====

          COMPANY - CONSOLIDATED
          ----------------------

                   Tier 1 Capital                                 26.9%           4.0%
                   Tier 2 Capital                                  1.0              -
                                                                  ----           ----
                          Total risk-based capital ratio          27.9%           8.0%
                                                                  ====           ====

                   Leverage ratio                                 21.1%           4.0%
                                                                  ====           ====


         The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.

ACCOUNTING MATTERS

         Basis of Presentation and Reclassification. The consolidated audited financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when earned and expenses when incurred, without regarding the time of receipt or payment of cash.

         Organizational Costs. In 1998, the Accounting Standards Executive Committee issued a Statement of Position (SOP) number 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires that the costs of start-up activities, including organization costs, be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998, with earlier application encouraged for fiscal years for which an annual financial statement has not been issued. Management expensed these deferred costs in the year ended December 31, 1998, and the cumulative effect of the change in an accounting principle was $78,000, pre tax.

         Investment Securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS 115") on February 13, 1997 ("Inception"). SFAS 115 requires investments in equity and debt securities to be classified into three categories:

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

         Premises and Equipment. Furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

         Income Taxes. At Inception, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

         Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

         Earnings Per Common Share. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings Per Share," and simplifies earnings per share computations by replacing primary earnings per share with basic earnings per share, which shows no effects from dilutive securities. Entities with complex capital structures will have to show diluted earnings per share, which is similar to the fully diluted earnings per share computation under APB 15.

         Stock-based Compensation. The Company accounts for stock options under Accounting Principles Board option No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

         Employer Disclosure About Pension And Other Post Retirement Benefits. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Relation Information." SFAS 131 became effective July 1, 1998, and requires disclosure of certain financial information by segments of a company's business. The adoption of SFAS 131 did not have a significant impact on the financial condition or results of operations of the Company.

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pension and Other Benefits." SFAS 132 standardizes the disclosure requirements for pensions and other post-retirement benefits.

         Pending Accounting Pronouncements. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 1999. Under SFAS 133, a company will recognize all free-standing derivative instruments in the statement of financial position as either assets or liabilities and will measure them at fair value. The difference between a derivative's previous carrying amount and its fair value shall be reported as a transition adjustment presented in net income or other comprehensive income, as appropriate, in a manner similar to the cumulative effect of a change in accounting principle. This statement also determines the accounting for the changes in fair value of a derivative, depending on the intended use of the derivative and resulting designation. The adoption of SFAS 133 is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

         In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134 ("SFAS 134"), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS 134 is effective for the first fiscal quarter after December 15, 1998, and amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," which revises the accounting for retained securities and beneficial interests. The adoption of SFAS 134 is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are filed with this report:

         Report of Independent Certified Public Accountants

         Balance Sheets--December 31, 1998 and 1997

         Statements of Loss--Year Ended December 31, 1998 and Period from Inception (February 13, 1997) to December 31, 1997

         Statements of Changes in Stockholders' Equity--Year Ended December 31, 1998 and Period from Inception (February 13, 1997) to December 31, 1997

         Statements of Cash Flows--Year Ended December 31, 1998 and Period from Inception (February 13, 1997) to December 31, 1997

         Notes to Financial Statements

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                           AND SUBSIDIARY

                                         CONYERS, GEORGIA













                                               CONSOLIDATED FINANCIAL STATEMENTS
                                    YEAR ENDED DECEMBER 31, 1998 AND PERIOD FROM
                              INCEPTION (FEBRUARY 13, 1997) TO DECEMBER 31, 1997

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                                    CONTENTS


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                               2

CONSOLIDATED FINANCIAL STATEMENTS

       Balance sheets                                                                                            3

       Statements of loss                                                                                      4-5

       Statements of changes in stockholders' equity                                                             6

       Statements of cash flows                                                                                  7

       Notes to financial statements                                                                          8-28

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
Rockdale National Bancshares, Inc.
   and Subsidiary
Conyers, Georgia


We have audited the accompanying consolidated balance sheet of Rockdale National Bancshares, Inc. and subsidiary as of December 31, 1998, and the related consolidated statements of loss, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Rockdale National Bancshares, Inc. and subsidiary for the period from inception (February 13, 1997) to December 31, 1997, were audited by Bricker & Melton, P.A., whose practice has been combined with our Firm and whose report dated January 30, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rockdale National Bancshares, Inc. and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 16 to the consolidated financial statements, Rockdale National Bancshares, Inc. and subsidiary changed their method of accounting for deferred organization costs in 1998.





Duluth, Georgia
January 29, 1999

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

December 31,                                                                        1998                     1997
-------------------------------------------------------------------------------------------------------------------

ASSETS

Cash and due from banks (Note 2)                                              $  2,969,184             $  1,344,297
Federal funds sold                                                               2,970,000                4,290,000
Investment securities available for sale (Note 3)                                9,753,621                5,325,870
Other investments (Note 3)                                                         180,000                  180,000
Loans, net of allowance for loan losses of $194,581 in 1998 and
      $45,373 in 1997 (Notes 4 and 11)                                          15,942,009                3,599,142
Premises and equipment, net (Note 5)                                             1,926,958                1,663,678
Accrued interest receivable                                                        247,573                  101,073
Other assets                                                                        66,856                  136,014
-------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                  $ 34,056,201             $ 16,640,074
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:  (Notes 9 and 10)
     Noninterest-bearing demand                                               $  4,691,963             $  1,568,410
     Interest-bearing demand and money market                                   16,035,788                6,478,310
     Savings                                                                       873,773                  629,190
     Time deposits of $100,000 or more                                           3,216,087                1,205,719
     Other time deposits                                                         3,483,977                  511,002
-------------------------------------------------------------------------------------------------------------------

Total deposits                                                                  28,301,588               10,392,631

  Accrued interest payable                                                          19,754                    6,380
  Other liabilities                                                                 46,576                    6,000
-------------------------------------------------------------------------------------------------------------------

Total liabilities                                                               28,367,918               10,405,011
-------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENT LIABILITIES (Notes 5 and 13)

STOCKHOLDERS' EQUITY (Note 12)
  Common stock, par value $1.00; 10,000,000 shares
     authorized, 676,188 and 673,188 shares issued and
     outstanding, respectively                                                     676,188                  673,188
  Capital surplus                                                                6,051,196                6,033,196
  Accumulated deficit                                                           (1,053,032)                (468,628)
  Accumulated other comprehensive income (loss) - market
     valuation reserve on investment securities available for sale
     (Note 3)                                                                       13,931                   (2,693)
-------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                       5,688,283                6,235,063
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 34,056,201             $ 16,640,074
===================================================================================================================

                    See accompanying notes to consolidated financial statements.

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF LOSS

                                                                                                For the period
                                                                    FOR THE YEAR ENDED       from inception to
                                                                     DECEMBER 31, 1998       December 31, 1997
--------------------------------------------------------------------------------------------------------------

INTEREST INCOME
  Loans, including fees                                                    $ 1,081,903             $    47,191
  Investment securities:
     U.S. Treasury securities                                                       --                  61,385
     U.S. Government agencies and corporations                                 560,050                  37,616
     Other investments                                                           5,400                   5,145
  Federal funds sold                                                           130,503                  24,033
--------------------------------------------------------------------------------------------------------------

Total interest income                                                        1,777,856                 175,370
--------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
  Interest-bearing demand and money market                                     536,297                  49,097
  Savings                                                                       24,567                   5,310
  Time deposits of $100,000 or more                                            118,046                  10,111
  Other time deposits                                                          103,920                   4,482
  Other borrowings (Note 6)                                                      3,654                  27,555
--------------------------------------------------------------------------------------------------------------

Total interest expense                                                         786,484                  96,555
--------------------------------------------------------------------------------------------------------------

Net interest income                                                            991,372                  78,815

PROVISION FOR LOAN LOSSES (Note 4)                                             149,208                  45,373
--------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                            842,164                  33,442
--------------------------------------------------------------------------------------------------------------

OTHER INCOME
  Service charges on deposit accounts                                          114,346                   5,717
  Investment securities losses, net (Note 3)                                      (423)                     --
  Other income                                                                  48,949                     968
--------------------------------------------------------------------------------------------------------------

Total other income                                                             162,872                   6,685
--------------------------------------------------------------------------------------------------------------

OTHER EXPENSE
  Salaries and other compensation                                              557,923                 146,446
  Employee benefits                                                            102,815                  22,661
  Net occupancy and equipment expense                                          256,368                  57,094
  Professional and other outside services                                      139,215                 145,916
  Other expense                                                                455,526                 136,638
--------------------------------------------------------------------------------------------------------------

Total other expense                                                          1,511,847                 508,755
--------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAX BENEFIT                                                (506,811)               (468,628)

INCOME TAX BENEFIT (Note 8)                                                         --                      --
--------------------------------------------------------------------------------------------------------------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                                $  (506,811)            $  (468,628)
--------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                    (Continued)

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                                                                                                  For the period
                                                                      FOR THE YEAR ENDED       from inception to
                                                                       DECEMBER 31, 1998       December 31, 1997
----------------------------------------------------------------------------------------------------------------

 LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                                  $  (506,811)            $  (468,628)

 CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE IN
  ACCOUNTING PRINCIPLE FOR DEFERRED ORGANIZATION COSTS,
  NET OF TAX (NOTE 16)                                                           (77,593)                     --
----------------------------------------------------------------------------------------------------------------

NET LOSS                                                                     $  (584,404)            $  (468,628)
================================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE:

  LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                                     $      (.75)            $      (.70)

  CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE IN
    ACCOUNTING PRINCIPLE FOR DEFERRED ORGANIZATION
    COSTS (NOTE 16)                                                                 (.12)                     --
----------------------------------------------------------------------------------------------------------------

BASIC LOSS PER COMMON SHARE                                                  $      (.87)            $      (.70)
================================================================================================================

                    See accompanying notes to consolidated financial statements.

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                    Accumulated Other
                                               Comprehensive                            Comprehensive
                                                      Income       Accumulated          Income-Market    Common
                                     Total            (Loss)           Deficit      Valuation Reserve     Stock          Surplus
 -------------------------------------------------------------------------------------------------------------------------------

  BALANCE AT INCEPTION           $      500                       $        --           $    --        $     50       $      450

 Proceeds from sale of
    capital stock                 6,706,384                                --                --         673,188        6,033,196

 Repurchase of organization
    shares                            (500)                                --                --             (50)            (450)

 Comprehensive income
    Net loss                      (468,628)       $(468,628)         (468,628)               --              --               --
    Other comprehensive
      income (loss), net of
      tax:
        Market valuation
          adjustment on
          securities
          available for
          sale                      (2,693)          (2,693)               --            (2,693)             --               --
                                                  ---------
 Comprehensive income
   (loss)                                         $(471,321)
                                                  =========

 --------------------------------------------------------------------------------   --------------------------------------------


 BALANCE AT
    DECEMBER 31, 1997            6,235,063                           (468,628)           (2,693)        673,188        6,033,196

 Proceeds from sale of
    capital stock                   21,000                                 --                --           3,000           18,000

 Comprehensive income
    Net loss                      (584,404)       $(584,404)         (584,404)               --              --               --
    Other comprehensive
      income (loss), net of
      tax:
        Market valuation
          adjustment on
          securities
          available for
          sale                      16,624           16,624                --            16,624              --               --
                                                  ---------
 Comprehensive income
   (loss)                                         $(567,780)
                                                  =========

 --------------------------------------------------------------------------------   --------------------------------------------

 BALANCE AT
    DECEMBER 31, 1998           $5,688,283                        $(1,053,032)          $13,931        $676,188       $6,051,196
 ================================================================================   ============================================

                    See accompanying notes to consolidated financial statements.

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      For the period
                                                                         FOR THE YEAR ENDED        from inception to
                                                                          DECEMBER 31, 1998        December 31, 1997
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                     $   (584,404)            $   (468,628)
  Adjustments to reconcile net loss to net cash used by operating activities:
       Net amortization (accretion) of investment securities                         27,153                  (64,802)
       Net loss on sale of investment securities available for sale                     423                       --
       Depreciation and amortization of premises and equipment                      112,340                   26,812
       Provision for loan losses                                                    149,208                   45,373
       Cumulative effect of change in accounting for organization
         costs                                                                       77,593                       --
       Deferred income tax (expense) benefit                                        (30,868)                   1,388
       Amortization of organization costs                                                --                    1,968
       Increase in deferred loan fees                                               (29,670)                      --
       Decrease (increase) in other assets                                           13,867                 (137,982)
       Increase in accrued interest receivable                                     (146,500)                (101,073)
       Increase in accrued interest payable                                          13,374                    6,380
       Increase in other liabilities                                                 40,576                    6,000
--------------------------------------------------------------------------------------------------------------------
Net cash used by operating activities                                              (356,908)                (684,564)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities available for sale                         (11,383,186)             (11,613,202)
  Purchases of other investments                                                         --                 (180,000)
  Maturities of investment securities available for sale                            485,072                6,348,053
  Sales of investment securities available for sale                               2,917,977                       --
  Calls of investment securities available for sale                               3,550,000                       --
  Loans originated, net of principal repayments                                 (12,462,405)              (3,644,515)
  Purchases of premises and equipment                                              (400,394)              (1,690,490)
  Sale of premises and equipment                                                     24,775                       --
--------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                           (17,268,161)             (10,780,154)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of capital stock                                               21,000                6,706,384
  Net increase in demand, money market and savings deposits                      12,925,614                8,675,910
  Time deposits accepted, net of repayments                                       4,983,342                1,716,721
  Proceeds from other borrowings                                                         --                1,258,051
  Repayment of other borrowings                                                          --               (1,258,051)
  Proceeds from sale of organization shares                                              --                      500
  Repurchase of organization shares                                                      --                     (500)
  Proceeds from loans by Organizers                                                      --                   85,000
  Repayment of loans by Organizers                                                       --                  (85,000)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        17,929,956               17,099,015
--------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           304,887                5,634,297

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    5,634,297                       --
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $  5,939,184             $  5,634,297
====================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH PAID
  Interest                                                                     $    773,110             $     90,175
  Income taxes                                                                           --                       --
====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

LOANS

Loans are reported at the gross amount outstanding, less net deferred loan fees and a valuation allowance for loan losses. Interest income on loans is recognized over the terms of the loans based on the principal amount outstanding. If the collectibility of interest appears doubtful, the accrual thereof is discontinued. Accrued interest which appears doubtful of collection is reversed to the interest income account if accrued in the current year or charged to the allowance for loan losses if accrued in prior years.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans and takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality and review of specific problem loans. Periodic revisions are made to the allowance when circumstances which necessitate such revisions become known. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are received.

A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan or lease agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices, or for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgement about information available to them at the time of their examinations.

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SALE OF LOANS

The Bank originates and sells loans and participations in certain loans. The amount of gain on the sale of a specific loan is equal to the percentage resulting from determining the fair value of the portion of the loan sold relative to the fair value of the entire loan. Any gain that is materially in excess of or less than the net premium received is deferred and amortized into income (expense) over the term of the portion of the loan not sold. Losses are recognized at the time the loan is identified as available for sale and the loan's carrying value exceeds its fair value.

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

Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur in the near term.

The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

EARNINGS PER COMMON SHARE

Earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during each year. Shares issued during the year are weighted for the portion of the year in which they were outstanding. Diluted loss per share is calculated in a manner consistent with that of basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period. Basic and diluted losses per share are based upon 675,448 shares for the year ended December 31, 1998, and 673,188 shares for the year ended December 31, 1997. There were 26,360 potential weighted average common shares outstanding during 1998 related to common stock options. These shares were not included in the computation of the diluted per share amount because the Company was in a net loss position and, thus, any potential common shares were antidilutive.

STOCK-BASED COMPENSATION

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company accounts for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company uses the following methods and assumptions in estimating fair values of financial instruments (see Note 15):

Cash and cash equivalents - The carrying amount of cash and cash equivalents approximates fair value.

Investment securities - The fair value of investment securities available for sale is estimated based on bid quotations received from independent pricing services. The carrying amount of other investments approximates fair value.

Loans - For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For all other loans, fair values are calculated by discounting the contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan, or by using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of deposits with no stated maturity, such as demand, NOW and money market, and savings accounts, is equal to the amount payable on demand at year-end. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

Accrued interest - The carrying amount of accrued interest receivable and payable approximates fair value.

Off-balance-sheet instruments - The fair value for off-balance sheet lending commitments is equal to the amount of commitments outstanding at December 31, 1998. This is based on the fact that the Company generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RECLASSIFICATIONS

Certain reclassifications have been made in the 1997 financial statements to conform with the 1998 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

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

REPORTING COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." Under SFAS 130, a company is required to show changes in assets and liabilities in a new comprehensive income statement or alternative presentation, as opposed to showing some of the items as transactions in stockholders' equity accounts. The adoption of SFAS 130 did not have a significant impact on the consolidated financial condition or results of operations of the Company.

SEGMENT REPORTING

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the disclosure of segment information about services, geographic areas, and major customers. The Company acts as an independent community financial services provider and offers traditional banking services to individual, commercial, and government customers. Because the Company views the Bank as one versus multiple segments for financial reporting purposes, no segmentation of bank operations between services, types of customers, and market areas is provided. Parent Company only financial information is provided in Note 17.

EMPLOYER DISCLOSURE ABOUT PENSION AND OTHER POSTRETIREMENT BENEFITS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pension and Other Benefits." SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits.

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PENDING ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 1999. Under SFAS 133, a company will recognize all free-standing derivative instruments in the statement of financial position as either assets or liabilities and will measure them at fair value. The difference between a derivative's previous carrying amount and its fair value shall be reported as a transition adjustment presented in net income or other comprehensive income, as appropriate, in a manner similar to the cumulative effect of a change in accounting principle. This statement also determines the accounting for the changes in fair value of a derivative, depending on the intended use of the derivative and resulting designation. The adoption of SFAS 133 is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134 (SFAS 134), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS 134 is effective for the first fiscal quarter after December 15, 1998, and amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," which revises the accounting for retained securities and beneficial interests. The adoption of SFAS 134 is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.


2.       CASH AND DUE FROM BANKS

The Federal Reserve Board requires that banks maintain reserve balances with the Federal Reserve Bank or in cash on hand, based on the institution's deposit balances. At December 31, 1998, the Bank's reserve requirement had not been required to be computed or reported to the Federal Reserve Bank.


3.       INVESTMENT SECURITIES

The amortized cost and estimated market value of investment securities available for sale are as follows:

                                              AMORTIZED             UNREALIZED          UNREALIZED              MARKET
 DECEMBER 31, 1998                                 COST                  GAINS              LOSSES               VALUE
 ---------------------------------------------------------------------------------------------------------------------

 U.S. Government agencies and
    corporations                              $9,732,512              $37,485              $16,376          $9,753,621
 =====================================================================================================================


                                              Amortized             Unrealized          Unrealized              Market
 December 31, 1997                                 Cost                  Gains              Losses               Value
 ---------------------------------------------------------------------------------------------------------------------

 U.S. Government agencies and
    corporations                              $5,329,951              $ 1,474              $ 5,555          $5,325,870
 =====================================================================================================================

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Other investments consists of common stock in the Federal Reserve Bank of Atlanta.

In 1998, the unrealized gain on available-for-sale securities, net of the related deferred taxes of $7,177, is $13,931 and is included as a separate component of stockholders' equity. In 1997, the unrealized loss on available-for-sale securities, net of the related deferred taxes of $1,388, is $2,693 and is included as a separate component of stockholders' equity.

The amortized cost and estimated market value of investment securities available for sale at December 31, 1998, by contractual maturity, are shown as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                                                              INVESTMENT SECURITIES
                                                                                                AVAILABLE FOR SALE
                                                                                          -----------------------------
                                                                                           AMORTIZED             MARKET
 DECEMBER 31, 1998                                                                              COST              VALUE
 ----------------------------------------------------------------------------------------------------------------------

 Due in one year or less                                                                  $1,608,730         $1,612,404
 Due after one year through three years                                                    5,725,688          5,744,854
 Due after three years through five years                                                  2,398,094          2,396,363
 ----------------------------------------------------------------------------------------------------------------------

                                                                                          $9,732,512         $9,753,621
 ======================================================================================================================


Proceeds from sales of investment securities available for sale during 1998 were $2,917,977 with gross gains of $99 and gross losses of $2,091. Maturities and principal repayments of investment securities available for sale during 1998 were $485,072. Gross gains realized from calls of available-for-sale securities during 1998 were $1,569. There were no sales, calls, maturities, or principal paydowns in 1997.

Investment securities having carrying values of approximately $5,897,755 at December 31, 1998, were pledged to secure public funds on deposit. The Bank's pledged securities are held in safekeeping. There were no pledged investment securities at December 31, 1997.

At December 31, 1998 and 1997, the Bank had no outstanding off-balance-sheet derivative financial instruments, such as swaps, options, futures, or forward contracts.

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       LOANS

Major classifications of loans are as follows:

 December 31,                                                                            1998                       1997
 -----------------------------------------------------------------------------------------------------------------------

 Commercial, financial and agricultural                                          $  2,624,532                 $   34,162
 Real estate--construction                                                          3,714,502                    177,801
 Real estate--mortgage                                                              7,439,822                  1,692,889
 Individual--Installment and simple interest                                        2,387,404                  1,739,663
 -----------------------------------------------------------------------------------------------------------------------
 Total loans                                                                      16,166,260                   3,644,515
 Less:   Net deferred loan fees                                                      (29,670)                         --
         Allowance for loan losses                                                  (194,581)                    (45,373)
 -----------------------------------------------------------------------------------------------------------------------

 Loans, net                                                                      $15,942,009                  $3,599,142
 =======================================================================================================================

Most of the Bank's business activity is with customers located within Rockdale County and the surrounding area. As of December 31, 1998 and 1997, the Bank had approximately $9,978,927 and $1,828,626, respectively, of its loan portfolio secured by real estate.

At December 31, 1998 and 1997, the Bank has no nonaccrual loans or loans which are considered impaired.

The following is a summary of transactions in the allowance for loan losses:

                                                                                                          For the period
                                                                          FOR THE YEAR ENDED           from inception to
                                                                           DECEMBER 31, 1998           December 31, 1997
 -----------------------------------------------------------------------------------------------------------------------

 Balance, beginning of year                                                         $ 45,373                     $    --
 Provision charged to expense                                                        149,208                      45,373
 Loans charged off                                                                        --                          --
 Recoveries of loans previously charged off                                               --                          --
 -----------------------------------------------------------------------------------------------------------------------

 Balance, end of year                                                               $194,581                     $45,373
 =======================================================================================================================

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    PREMISES AND EQUIPMENT

Premises and equipment are comprised of the following:

 December 31,                                                                           1998                       1997
 ----------------------------------------------------------------------------------------------------------------------

 Land                                                                             $  585,542                 $  609,160
 Buildings and ground improvements                                                   520,920                    493,539
 Furniture, fixtures and equipment                                                   588,728                    587,791
 Construction in process                                                             370,920                         --
 ----------------------------------------------------------------------------------------------------------------------
                                                                                   2,066,110                  1,690,490
 Less accumulated depreciation and amortization                                     (139,152)                   (26,812)
 ----------------------------------------------------------------------------------------------------------------------

 Premises and equipment, net                                                      $1,926,958                 $1,663,678
 ======================================================================================================================

Depreciation and amortization expense totaled $112,340 and $26,812 for 1998 and 1997, respectively.

The Company operates out of offices in a modular bank facility pursuant to a month-to-month operating lease at a monthly rental of $3,500 and also has certain equipment leased under various operating leases. Rental expense was $56,479 and $12,945 in 1998 and 1997, respectively.

Construction in process relates to the construction of the new main office facility. The estimated total cost of the facility is $1,595,000, and the Bank plans to occupy it in April 1999.


6.       SHORT-TERM BORROWINGS

The Bank utilizes short-term borrowings as needed for liquidity purposes in the form of federal funds purchased. The Bank has unsecured lines of credit for federal funds purchased from other banks totaling $3,500,000 at December 31, 1998. There were no amounts outstanding under these lines at December 31, 1998. The maximum and daily average amounts of federal funds purchased during 1998 were approximately $3,000,000 and $54,000, respectively. The average interest rate paid on the federal funds purchased in 1998 was 6.74 percent.


7.       EMPLOYEE BENEFIT PLANS

The Bank has a contributory 401(k) employee profit sharing plan, subject to certain minimum age and service requirements. Under the provisions of the plan, employees may contribute from 1 to 15 percent of their salaries, up to the legal contribution limit, and the Bank matches 10 percent of the employees' contributions, up to a maximum of 6 percent. Amounts expensed in the year ended December 31, 1998, as a result of the Bank's contributions to the plan, totaled $3,228.

In 1998, the Company entered into a split-dollar life insurance plan with its executive officer. In 1998, the insurance policy premiums expensed totaled $2,224 and the increase in cash surrender value recorded in income totaled $3,836. As of December 31, 1998, other assets included a cash surrender value receivable of $3,836.

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       INCOME TAXES

The following are the components of income tax expense as provided:

                                                                                                         For the period
                                                                          FOR THE YEAR ENDED          from inception to
                                                                           DECEMBER 31, 1998          December 31, 1997
 ----------------------------------------------------------------------------------------------------------------------

 Current income tax provision                                                $            --            $            --
 Deferred income tax benefit                                                              --                         --
 ----------------------------------------------------------------------------------------------------------------------

                                                                             $            --            $            --
 ======================================================================================================================

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows:

                                                                                                         For the period
                                                                          FOR THE YEAR ENDED          from inception to
                                                                           DECEMBER 31, 1998          December 31, 1997
 ----------------------------------------------------------------------------------------------------------------------

 Pretax income (loss)                                                              $(584,404)                 $(468,628)
 ======================================================================================================================
 Income tax (benefit) computed at federal statutory tax rate                       $(198,697)                 $(159,334)
 Increase (decrease) resulting from:
   Nondeductible meals and entertainment                                               2,075                      2,300
   Cash value income                                                                  (1,456)                        --
   State income tax benefit, net of federal tax benefit                              (37,121)                   (20,014)
   Valuation allowance                                                               235,199                    177,048
 ----------------------------------------------------------------------------------------------------------------------

                                                                                   $      --                  $      --
 ======================================================================================================================

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following summarizes the tax effects of temporary differences which comprise net deferred tax assets:

 December 31,                                                                           1998                       1997
 ----------------------------------------------------------------------------------------------------------------------

 Deferred income tax assets:
    Allowance for loan losses                                                     $   60,785                 $   17,224
    Accumulated depreciation                                                              --                     10,178
    Net operating loss carryforward                                                  366,532                    154,120
    Unrealized (gain) loss on investment securities available for
      sale                                                                            (8,761)                     1,388
    Deferred organizational costs                                                     29,005                         --
    Deferred loan fees                                                                11,263                         --
 ----------------------------------------------------------------------------------------------------------------------

 Total deferred income tax assets                                                    458,824                    182,910
 ----------------------------------------------------------------------------------------------------------------------

 Deferred income tax liabilities:
    Accumulated depreciation                                                         (55,338)                        --
    Other, net                                                                            --                     (4,474)
 ----------------------------------------------------------------------------------------------------------------------

 Total deferred income tax liabilities                                               (55,338)                    (4,474)
 ----------------------------------------------------------------------------------------------------------------------

 Valuation allowance                                                                (412,247)                  (177,048)
 ----------------------------------------------------------------------------------------------------------------------

 Net deferred income tax (liability) asset                                        $   (8,761)                $    1,388
 ======================================================================================================================

As of December 31, 1998 and 1997, the Company had cumulative net operating loss carryforwards of $1,075,506 and $461,864, respectively, for financial reporting purposes, and $965,575 and $489,519, respectively, for tax purposes. The 1998 and 1997 net operating loss carryforwards of $476,056 and $489,519 are subject to 20-year and 15-year carryforward limitations, respectively.


9.       DEPOSIT CONCENTRATION

In 1998, the Bank agreed to provide banking services to the Rockdale County municipality. The deposits will be collateralized by pledging investment securities as required by state law. At December 31, 1998, the Bank had approximately $3,901,000 in deposits from Rockdale County.

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      TIME DEPOSITS

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $3,216,000 and $1,206,000, respectively, at December 31, 1998 and 1997.

At December 31, 1998, the scheduled maturities of time deposits of $100,000 or more and other time deposits are as follows:

 Years ending December 31,
 ----------------------------------------------------------------------------------------------------------------------
      1999                                                                                                   $4,809,454
      2000                                                                                                    1,184,937
      Thereafter                                                                                                705,673
 ----------------------------------------------------------------------------------------------------------------------

                                                                                                             $6,700,064
 ======================================================================================================================

11.      RELATED PARTY TRANSACTIONS

At December 31, 1998 and 1997, the Bank had direct and indirect loans which aggregated $1,498,662 and $1,259,461, respectively, outstanding to or for the benefit of certain of the Bank's officers, directors and their related interests. During 1998 and 1997, $384,276 and $1,259,536 of such loans were made and repayments totaled $145,075 and $75, respectively. These loans were made in the ordinary course of business in conformity with normal credit terms, including interest rates and collateral requirements prevailing at the time for comparable transactions with other borrowers. These individuals and their related interests also maintain customary demand and time deposit accounts with the Bank.


12.      STOCKHOLDERS' EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following tables) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the tables. The Bank's actual capital amounts and ratios are also presented in the tables.

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        ADEQUATELY
                                    WELL CAPITALIZED                    CAPITALIZED
 DECEMBER 31, 1998                     REQUIREMENT                      REQUIREMENT                    ACTUAL
 ------------------------------------------------------------------------------------------------------------------
                                  AMOUNT         RATIO             AMOUNT       RATIO            AMOUNT       RATIO
                                  ------         -----             ------       -----            ------       -----

 Tier 1 Capital (to
    Average  Assets)
      Bank                  >   $1,532,650      >  5.0%          $1,226,120       4.0%         $5,155,000      16.8%
                            -                   -

      Consolidated          >   $1,341,460      >  5.0%          $1,073,170       4.0%         $5,661,000      21.1%
                            -                   -
 Tier 1 Capital (to Risk
    Weighted Assets)
      Bank                  >   $1,256,520      >  6.0%          $  837,680       4.0%         $5,155,000      24.6%
                            -                   -

      Consolidated          >   $1,263,900      >  6.0%          $  842,600       4.0%         $5,666,500      26.9%
                            -                   -
 Total Capital (to Risk
    Weighted Assets)
      Bank                  >    $2,094,200     > 10.0%          $1,675,360       8.0%         $5,350,000      25.6%
                            -                   -

      Consolidated          >    $2,106,500     > 10.0%          $1,685,200       8.0%         $5,877,000      27.9%
                            -                   -


                                                                       Adequately
                                     Well Capitalized                  Capitalized
 December 31, 1997                      Requirement                    Requirement                     Actual
 ------------------------------------------------------------------------------------------------------------------
                                    Amount       Ratio              Amount      Ratio            Amount       Ratio
                                    ------       -----              ------      -----            ------       -----

 Bank Only
 ---------

 Tier 1 Capital (to
    Average Assets)         >     $ 513,750     >  5.0%           $ 411,000       4.0%         $5,645,000      54.9%
                            -                   -

 Tier 1 Capital (to Risk
    Weighted Assets)        >     $ 516,120     >  6.0%           $ 344,080       4.0%         $5,645,000      65.6%
                            -                   -

 Total Capital (to Risk
    Weighted Assets)        >     $ 860,200     > 10.0%           $ 688,160       8.0%         $5,690,000      66.1%
                            -                   -

Management believes that, as of December 31, 1998, the Bank and Company meet all capital requirements to which they are subject.

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends which the Bank may pay without obtaining prior regulatory approval. These restrictions are based on the level of regulatory classified assets, the prior years' net earnings, and the ratio of equity capital to total assets. At December 31, 1998 and 1997, total stockholders' equity of the Bank was $5,171,919 and $5,646,745, respectively, and was not available for dividends.

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


STOCK OPTIONS

During 1998, the Company's Board of Directors approved a fixed stock option plan, which allows for a total of 100,000 common stock options to be granted to members of the Board of Directors. The exercise price for each option shall be the average market price of a share of stock on the date of grant. Options are to be granted annually, based on Board service, and expire ten years after the date of grant. Summarized information related to these options is as follows at December 31, 1998:

                                                                                        Exercise       Weighted Average
                                                                      Shares               Price         Exercise Price
 ----------------------------------------------------------------------------------------------------------------------

 Balance at December 31, 1997                                             --              $   --                 $   --
   Granted                                                            40,000               10.00                  10.00
   Exercised                                                              --                  --                     --
   Expired                                                                --                  --                     --
 ----------------------------------------------------------------------------------------------------------------------

 Balance at December 31, 1998                                         40,000              $10.00                 $10.00
 ======================================================================================================================

 Options exercisable at December 31, 1998                             40,000              $10.00

 Weighted average fair value of options granted
    during 1998                                                      $  4.73
 ======================================================================================================================

During 1998, the Board of Directors approved a stock option plan which allows for a total of 100,000 common stock options to be granted to eligible directors, officers and key employees. Stock options granted under this plan may be incentive stock options or nonqualified stock options. The Board of Directors may grant incentive stock options or nonqualified stock options to any director, officer, or other employee, including an employee who is a director of the Parent Company. Such shares may be treasury, or authorized, but unissued, shares of common stock of the Parent Company. The options granted vest ratably over a three-year period.

The exercise price for common stock granted as either an incentive stock option or as a nonqualified stock option must be equal to 100 percent of the market price on the day the option is granted, as determined by the Board of Directors. The exercise price under an incentive stock option granted to a person owning stock representing more than 10 percent of common stock must equal at least 110 percent of the fair market value at the date of the grant, but in no case less than par value, and such option is not exercisable after five years from the date the incentive stock option is granted. Summarized information related to the incentive stock options is as follows:

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        Exercise       Weighted Average
                                                                      Shares               Price         Exercise Price
 ----------------------------------------------------------------------------------------------------------------------

 Balance at December 31, 1997                                             --              $   --                 $   --
   Granted                                                            19,462               10.00                  10.00
   Exercised                                                              --                  --                     --
   Expired                                                                --                  --                     --
 ----------------------------------------------------------------------------------------------------------------------

 Balance at December 31, 1998                                         19,462              $10.00                 $10.00
 ======================================================================================================================

 Options exercisable at December 31, 1998                              8,499              $10.00

 Weighted average fair value of options granted
    during 1998                                                      $  4.61
 ======================================================================================================================

The Board of Directors may, at its discretion, provide that an option not be exercisable, in whole or in part, for any period or periods of time, as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it was granted. Summarized information regarding outstanding stock options at December 31, 1998, is as follows:

                                              Outstanding Options
                              ----------------------------------------------------
                                                                          Weighted                            Number of
                                                                           Average                              Options
                                         Number                          Remaining                       Exercisable at
  Exercise                       Outstanding at                        Contractual                         December 31,
     Price                    December 31, 1998                               Life                                 1998
 ----------------------------------------------------------------------------------------------------------------------

    $10.00                               40,000                                9.5                               40,000
     10.00                               19,462                                9.1                                8,499
 ----------------------------------------------------------------------------------------------------------------------

                                         59,462                                9.4                               48,499
 ======================================================================================================================

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," was implemented in 1997. As permitted by SFAS 123, the Bank accounts for stock compensation by applying the provisions of APB 25. If the accounting provisions of SFAS 123 had been adopted, net loss and loss per share would have been as follows:

 Year ended December 31,                                                                                           1998
 ----------------------------------------------------------------------------------------------------------------------

 Net loss
   As reported                                                                                                $(584,404)
   Pro forma                                                                                                   (735,136)

 Basic and diluted loss per common share
   As reported                                                                                                $    (.87)
   Pro forma                                                                                                      (1.09)

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998: dividend yield of 0 percent, expected volatility of 1.0 percent, risk-free interest rates of 4.97 percent and 4.98 percent, and expected lives of nine to ten years.


13.      OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These consolidated financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 1998 and 1997, commitments to extend credit totaled approximately $17,959,000 and $1,084,000, respectively. The Bank's experience has been that approximately 45 percent of loan commitments are drawn upon by customers.

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

The Company entered into a letter of employment with the President and Chief Executive Officer of the Bank. The letter of employment continues for two more years and provides for an annual base salary, plus medical insurance premiums, and such other benefits which are generally made available to other senior executives of the Company and the Bank. The letter of employment also provides for granting a stock option to purchase 1 percent of the amount of common stock sold in the Company's initial public offering at a purchase price of $10.00 per share, and vesting percentages as certain events occur. In 1998, options to purchase 6,762 shares of common stock were granted.

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.      SUPPLEMENTAL FINANCIAL DATA

Components of other expense in excess of 1 percent of total income are as follows:

 December 31,                                                                           1998                       1997
 ----------------------------------------------------------------------------------------------------------------------

 Organization costs                                                                $  28,655                   $  1,080
 Marketing expense                                                                    34,318                      3,463
 Supplies and forms                                                                   37,868                     36,451
 Telecommunication                                                                    36,782                      8,110
 Data processing expense                                                             127,484                      6,453
 Directors fees                                                                       28,800                      6,000
 Correspondent bank fees                                                              20,483                         --


15.      FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows:

                                                            1998                                     1997
                                              -------------------------------          -------------------------------
                                                 CARRYING           ESTIMATED            Carrying            Estimated
 December 31,                                       VALUE          FAIR VALUE               Value           Fair Value
 ---------------------------------------------------------------------------------------------------------------------

 Financial assets:
    Cash and cash equivalents                 $ 5,939,189         $ 5,939,184          $5,634,297           $5,634,297
    Investment securities
      available for sale                        9,753,621           9,753,621           5,325,870            5,325,870
    Other investments                             180,000             180,000             180,000              180,000
    Loans                                      15,942,009          16,048,787           3,599,142            3,443,148
    Accrued interest receivable                   247,572             247,572             101,073              101,073

 Financial liabilities:
    Noncontractual deposits                   $21,601,523         $21,601,523          $8,675,910           $8,675,910
    Contractual deposits                        6,700,066           6,627,347           1,716,721            1,697,039
    Accrued interest payable                       19,754              19,754               6,380                6,380

 Off-balance-sheet instruments:
    Undisbursed credit lines                                      $10,477,433                               $1,084,193

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.      CHANGE IN ACCOUNTING PRINCIPLE--DEFERRED ORGANIZATION COSTS

Effective January 1, 1998, the Company changed its method of accounting for organization costs in order to expense these costs in the period incurred. Prior to 1998, the Company capitalized organization costs and amortized them to expense over a five-year period. This change in accounting method was made in order for the Company to be in compliance with AICPA Statement of Position 98-5 (SOP 98-5), which states that the costs of start-up activities, which include organization costs, be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998; however the Company elected early adoption, which is encouraged. The Company recorded an after tax charge of approximately $78,000, or $.12 per share, in 1998 as the cumulative effect of this accounting change. Of this amount, approximately $21,000 was related to the Bank and approximately $57,000 was related to the Parent Company. This change also increased 1998 total costs and expenses by approximately $23,000, or $.03 per share.

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.      CONDENSED FINANCIAL INFORMATION OF ROCKDALE NATIONAL BANCSHARES, INC.

                            CONDENSED BALANCE SHEETS
                                  (PARENT ONLY)

 December 31,                                                                           1998                       1997
 ----------------------------------------------------------------------------------------------------------------------

 ASSETS

 Cash on deposit with other financial institutions                               $    97,103                 $  529,606
 Investment securities available for sale                                            394,342                         --
 Deferred organization costs                                                              --                     57,073
 Investment in subsidiary                                                          5,171,919                  5,646,745
 Accrued interest receivable                                                           3,120                         --
 Other assets                                                                         21,799                      1,639
 ----------------------------------------------------------------------------------------------------------------------

 TOTAL ASSETS                                                                    $ 5,688,283                 $6,235,063
 ======================================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES
    Total liabilities                                                            $        --                 $       --
 ----------------------------------------------------------------------------------------------------------------------

 STOCKHOLDERS' EQUITY
    Common stock                                                                     676,188                    673,188
    Capital surplus                                                                6,051,196                  6,033,196
    Accumulated deficit                                                           (1,053,032)                  (468,628)
    Accumulated other comprehensive income - market valuation
      reserve on investment securities available for sale                             13,931                     (2,693)
 ----------------------------------------------------------------------------------------------------------------------

 Total stockholders' equity                                                        5,688,283                  6,235,063
 ----------------------------------------------------------------------------------------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 5,688,283                 $6,235,063
 ======================================================================================================================

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          CONDENSED STATEMENTS OF LOSS
                                  (PARENT ONLY)

                                                                                                         For the period
                                                                          FOR THE YEAR ENDED          from inception to
                                                                           DECEMBER 31, 1998          December 31, 1997
 ----------------------------------------------------------------------------------------------------------------------

 OPERATING INCOME
    Dividends from subsidiary                                                      $      --                  $      --
    Interest income:
      Investments available for sale                                                  12,064                     56,774
      Federal funds sold                                                              14,727                         --
      Other income                                                                    18,576                         --
 ----------------------------------------------------------------------------------------------------------------------
 Total operating income                                                               45,367                     56,774
 ----------------------------------------------------------------------------------------------------------------------

 OPERATING EXPENSE
    Consulting fees                                                                       --                     91,773
    Interest expense on other borrowings                                                  --                     27,555
    Amortization of organization costs                                                    --                      1,968
    Legal and accounting fees                                                         57,116                      8,639
    Other professional fees                                                            4,003                         --
    Other expense                                                                     17,054                     44,905
 ----------------------------------------------------------------------------------------------------------------------
 Total operating expense                                                              78,173                    174,840
 ----------------------------------------------------------------------------------------------------------------------

 LOSS BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED LOSS
   OF SUBSIDIARY                                                                     (32,806)                  (118,066)

 INCOME TAX BENEFIT                                                                       --                         --
 ----------------------------------------------------------------------------------------------------------------------

 LOSS BEFORE EQUITY IN UNDISTRIBUTED LOSS OF SUBSIDIARY                              (32,806)                  (118,066)

 EQUITY IN UNDISTRIBUTED LOSS OF SUBSIDIARY                                         (494,525)                  (350,562)
 ----------------------------------------------------------------------------------------------------------------------

 NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                                       (527,331)                  (468,628)

 CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE IN ACCOUNTING
    PRINCIPLE FOR DEFERRED ORGANIZATION COSTS, NET OF TAX                            (57,073)                        --
 ----------------------------------------------------------------------------------------------------------------------

 NET LOSS                                                                          $(584,404)                 $(468,628)
 ======================================================================================================================

                ROCKDALE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (PARENT ONLY)

                                                                                                         For the period
                                                                          FOR THE YEAR ENDED          from inception to
                                                                           DECEMBER 31, 1998          December 31, 1997
 ----------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                       $(584,404)               $  (468,628)
    Equity in undistributed loss of subsidiary                                       494,525                    350,562
    Cumulative effect of change in accounting for organization
      costs                                                                           57,073                         --
    Amortization of organization costs                                                    --                      1,968
    Decrease in other assets                                                         (18,577)                   (60,680)
    Increase in accrued interest receivable                                           (3,120)                        --
 ----------------------------------------------------------------------------------------------------------------------

 Net cash used by operating activities                                               (54,503)                  (176,778)
 ----------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of investment securities available for sale                            (799,000)                        --
    Calls of investment securities available for sale                                400,000                         --
    Contribution of capital to subsidiary                                                 --                 (6,000,000)
 ----------------------------------------------------------------------------------------------------------------------

 Net cash used by investing activities                                              (399,000)                (6,000,000)
 ----------------------------------------------------------------------------------------------------------------------

 NET CASH FROM FINANCING ACTIVITIES
    Proceeds from the sale of organization shares                                         --                        500
    Repurchase of organization shares                                                     --                       (500)
    Proceeds from loans by Organizers                                                     --                     85,000
    Repayment of loans by Organizers                                                      --                    (85,000)
    Proceeds from other borrowings                                                        --                  1,258,051
    Repayment of other borrowings                                                         --                 (1,258,051)
    Proceeds from sale of capital stock                                               21,000                  6,706,384
 ----------------------------------------------------------------------------------------------------------------------

 Net cash provided by financing activities                                            21,000                  6,706,384
 ----------------------------------------------------------------------------------------------------------------------

 NET (DECREASE) INCREASE IN CASH                                                    (432,503)                   529,606

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      529,606                         --
 ----------------------------------------------------------------------------------------------------------------------

 CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $  97,103                $   529,606
 ======================================================================================================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has been no occurrence requiring a response to this Item.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

                                                                Position with
               Name                                                Company
---------------------------------          -------------------------------------------------------
          C. Dean Alford                                      Class I Director

          Troy A. Athon                                       Class I Director

         William L. Daniel                 President, Chief Executive Officer and Class I Director

         Brian D. Hawkins                                  Chief Financial Officer

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

      R. Flynn Nance, D.V.M.                                  Class II Director

       Michael R. Potts Jr.                                   Class III Director

    Arthur J. Torsiglieri, M.D.                               Class III Director

       William R. Walker II                                 Senior Lending Officer


         With the exception of Mr. Athon, each of the above directors has been a director of the Company since February 1997. Mr. Athon was appointed to the Board of Directors in January 1999. The Company has a classified Board of Directors whereby one-third of the members will be elected each year at the Company's Annual Meeting of Shareholders. Upon such election, each director of the Company will serve for a term of three years. The Company's officers are appointed by the Board of Directors and hold office at the will of the Board.

         C. DEAN ALFORD, age 45, has served as President and Chief Executive Officer of A&C Intercom, Inc. since 1977. Mr. Alford is presently Chairman of Rockdale Health Systems, a director of the Rockdale Rotary Club, The Boy Scouts of America (and a 1997 recipient of the Silver Beaver Award from the Atlanta Area Council of The Boy Scouts of America), Conyers/Rockdale Boys & Girls Club, Conyers/Rockdale Chamber of Commerce, and the Center for the Visually Impaired. Mr. Alford is also the Chairman of the Georgia Tech School of Electrical and Computer Engineering Advisory Board, and is Chairman of the Transition Team and the Recreation Committee at Rockdale Baptist Church.

         TROY A. ATHON, age 61, has been involved in the adult care industry for his entire professional career. Since 1997 he has been Vice President of Government Relations for Care More Management Company. He was CEO of Geriatric Health Services from 1980 to 1996. Prior to joining the Company's Board of Directors, he served as Chairman of the Board of Rockdale Community Bank, which opened in 1988 and was purchased by Regions

Bank in August of 1996. In addition, he served on the Conyers City Council for three terms and in the Georgia State House of Representatives for four terms.

         WILLIAM L. DANIEL, age 49, began his banking career at Citizens & Southern National Bank ("C&S") in 1972 ultimately rising to the level of Senior Vice President when he left C&S in 1986. From December 1986 until September 1988, Mr. Daniel served as an organizer, President and Chief Executive Officer of the Enterprise National Bank, Atlanta, Georgia. From December 1988 until March 1996, Mr. Daniel served in various executive positions with Bank South Corporation, ending with the position of Regional President supervising the bank's 24 branches in Rockdale, South DeKalb, South Fulton, Clayton and Fayette counties. After the acquisition of Bank South Corporation by NationsBank, Mr. Daniel became Executive Vice President of First Newton Bank, Covington, Georgia in April 1996. In October 1996, Mr. Daniel left the employment of First Newton Bank to begin recruiting and advising the Company's organizers and, on January 1, 1997, began devoting his full time to the organization of the Company and the chartering of the Bank. Mr. Daniel currently serves as President and Chief Executive Officer of the Company and the Bank. Mr. Daniel is active in the Good Shepherd Episcopal Church and is a director of the Rockdale County Water and Sewage Authority. Mr. Daniel is also Leadership Chairman of the Partners for Tomorrow Initiative and Chairman of the Rockdale County 1997 March of Dimes Walk America campaign.

         HAZEL E. DURDEN, age 68, owns and operates Realty Metro, a real estate company she founded in 1972. Mrs. Durden is a member of the Conyers/Rockdale Chamber of Commerce, the American Business Woman Association, and the Conyers/Rockdale Pilot Club. Mrs. Durden is also a former member of the Grievance Committee of Ethics and Relations of the Rockdale Board of Realtors.

         JOHN A. FOUNTAIN, M.D., age 45, has maintained a medical practice specializing in dermatology in Conyers, Georgia since 1983. Dr. Fountain is a member of the Medical Association of Georgia, American Academy of Dermatology, American Society of Dermatology Surgeons, and serves as Clinical Associate Professor of Dermatology at Emory University School of Medicine. Dr. Fountain is a former director of the Conyers/Rockdale Chamber of Commerce and is the Technical Director of boys soccer for the Rockdale County School System. Dr. Fountain has also served as Honorary Chairman for the Rockdale Emergency Relief Fund and is a life member of the Georgia Master 4-H Club and the Georgia 4-H Counselor Association.

         MICHAEL P. JONES, age 52, is Managing Partner of Jones & McKnight, P.C., Certified Public Accountants, which Mr. Jones founded in 1976. Mr. Jones has served as an advisory director for Bank South, Conyers, Georgia from 1988 to 1995 and has served as Chairman of the Conyers/Rockdale Chamber of Commerce. Mr. Jones is a member of the American Institute of CPAs and the Georgia Society of CPAs. Mr. Jones is also a 1993 Alumnus of the Regional Leadership Institute and has held numerous leadership positions with several Rockdale County youth sports organizations. Mr. Jones serves on the Administrative Board and is Chairman of Stewardship of the Salem United Methodist Church.

         JULIA W. MORGAN, age 70, is presently Chief Executive Officer of Ed Morgan & Associates, Inc., a corporation which she has owned and operated since 1981. Ms. Morgan served as a director of First Bank of Conyers until that bank merged with Bank South in 1987, at which time she became an advisory director for Bank South and served as a director for its parent corporation, Bank South Corporation, until 1996 when the bank merged with NationsBank. Ms. Morgan is currently serving on the Executive Committee of the Board of Trustees of the University of Georgia Education Foundation and is director of the University of Georgia National Alumni Association. Ms. Morgan is also a member of the American Society of Life Underwriters and the Conyers/Rockdale Chamber of Commerce. Further, Ms. Morgan currently serves on the Rockdale County Impoundment Authority and the Rockdale County Water and Sewer Authority.

         R. FLYNN NANCE, D.V.M., age 43, has since 1987 served as the President and owner of Honey Creek Veterinary Hospital, Inc., which is a veterinary medical facility offering medical and surgical care of companion animals in Conyers, Georgia. Dr. Nance is a member of Conyers/Rockdale Chamber of Commerce, the American Veterinary Medical Association, the American Heartworm Society, the Greater Atlanta Veterinary Medical Association, and the Georgia Veterinary Medical Association. Dr. Nance is also a charter member of the Rotary Club of Rockdale County.

         MICHAEL R. POTTS, age 44, is the founder and President of Potts General Contractors, Inc., a general commercial construction contracting firm started by Mr. Potts in 1986. Mr. Potts is a member of the Georgia Chapter of Associate General Contractors. Mr. Potts is also currently serving and has served since 1992 as Director of Construction for the Rockdale County Board of Commissioners. He is a former Board member and Executive Committee member of the Conyers/Rockdale Chamber of Commerce, and is an active charter member of the Haven Fellowship Church.

         ARTHUR J. TORSIGLIERI, JR., M.D., age 38, has since June 1990 been a physician in Conyers, Georgia, specializing in ear, nose and throat illnesses. Dr. Torsiglieri is President of ENT Specialists, P.C., and is affiliated with Honey Creek Medical Association, Inc. and Wellbrook Association, Conyers, Georgia. Dr. Torsiglieri is also a clinical instructor in the Department of Surgery, Division of Otolaryngology at Emory University, Atlanta, Georgia. Dr. Torsiglieri is a Fellow of the American Academy of Otolaryngology and the American College of Surgeons. Dr. Torsiglieri is a charter member of the Rotary Club of Rockdale and serves on the Eagles Board of Review for the Boy Scouts of America in Rockdale and Newton Counties.

EXECUTIVE OFFICERS

         BRIAN D. HAWKINS, age 31, has served as Chief Financial Officer of the Company since October 13, 1998. Prior to his service with the company, Mr. Hawkins served as Senior Accountant with Main Street Bank from April 1996 to October 1998. Mr. Hawkins served as a Human Resources Administrator/Specialist with SunTrust Banks, Inc. in Atlanta from 1991 to 1995 and as a Financial Analyst with SunTrust, Chattanooga in 1995 and 1996.

         WILLIAM R. WALKER II, age 32, has served as Senior Lending Officer of the Company since September 1997. Prior to his service with the Company, Mr. Walker served as a commercial lender with NationsBank from January 1996 to September 1997. Mr. Walker also served in various management positions with Bank South from 1989 to 1996, prior to its acquisition by NationsBank. Most recently, Mr. Walker served as a commercial lender in the Conyers and Atlanta areas from 1994 to 1996.

         There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The information relating to the Section 16(a) beneficial ownership reporting compliance of directors and executive officers of the Company contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 1999 Annual Meeting of Shareholders scheduled to be held May 6, 1999 is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table provides certain summary information for the fiscal years ended December 31, 1998 and 1997 concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer. None of the other executive officers of the Company had total annual salary and bonus which exceeded $100,000 during the last fiscal year.

                                                                   SUMMARY COMPENSATION TABLE
                                                     Annual Compensation                      Long Term Compensation
                                                -----------------------------      ---------------------------------------------
                                                                                                      Number of
     Name and                                                                      Restricted Stock    Options       All Other
Principal Position                Year           Salary               Bonus             Awards ($)     Awarded      Compensation
------------------                ----           ------               -----        ----------------   ---------     ------------
  William L. Daniel               1998          $100,000             $  - 0 -          $ - 0 -          9,262          $14,729(2)
       President and
       Chief Executive Officer    1997          $ 93,200(1)          $  - 0 -          $ - 0 -          - 0 -          $ - 0 -

---------------------------

(1) Includes (i) consulting fees of $7,500 per month made prior to the Company's commencement of operations and (ii) pro-rated annual salary payments of $21,950 made subsequent to the Company's commencement of operations.

(2) Includes $8,400 for auto insurance premiums and $6,329 for life insurance premiums.

EMPLOYMENT AGREEMENT

         On February 21, 1997, the organizers of the Company entered into an employment agreement (the "Employment Agreement") with William L. Daniel pursuant to which Mr. Daniel was paid $7,500 per month as a consultant to such organizers for the purpose of assisting in the organization of the Company and its wholly-owned subsidiary, Rockdale National Bank ("the Bank"). With the Bank now open for business, the Employment Agreement provides that Mr. Daniel shall be employed as President and Chief Executive Officer of the Bank for a period ending on February 21, 2000, and shall be entitled to receive an annual base salary of $100,000, which may be increased at the discretion of the Board of Directors of the Bank at the end of the calendar quarter in which total deposits equal or exceed $20 million. Beginning on the second anniversary of the Bank's opening for business, Mr. Daniel is also eligible to receive a bonus in an amount determined by the Bank's Board of Directors. The Employment Agreement also provides for the grant of stock options to Mr. Daniel in the amount of 1% of the Common Stock of the Company sold in the Company's initial public offering (6,762 shares) at a purchase price of $10.00 per share (the current market price of one share of Company Common Stock) pursuant to the Company's 1998 Incentive Stock Option Plan. Once granted, one-half of these options will vest immediately, and one-quarter of such options shall vest on each of the first and second anniversaries of the Bank's opening for business (October 1998 and 1999, respectively). All such options shall be exercisable for a period of seven years.

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

STOCK OPTION PLANS

         On January 27, 1998, the Company's Board of Directors adopted an Incentive Stock Option Plan (the "Plan") to cover Mr. Daniel's options and for employees who are contributing significantly to the management or operation of the business of the Company or its subsidiaries as determined by the committee administering the Plan. The Plan was approved by the stockholders of the Company at their annual meeting held on May 5, 1998. The Plan provides for the grant of options at the discretion of a committee designated by the Board of Directors to administer the Plan. No person may serve as a member of the committee who is then eligible for a grant of options under the Plan or has been so eligible for a period of one year prior to his service on the committee. The option exercise price must be at least 100% (110% in the case of a holder of 10% or more of the Common Stock) of the fair market value of the stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Stock options granted pursuant to the Plan expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. 100,000 shares have been reserved for issuance under the Plan. During fiscal 1998, an aggregate of 19,462 stock options were granted under the Plan. At December 31, 1998, 8,499 stock options were exercisable.

COMPENSATION OF DIRECTORS

         The Bank is currently accruing director's fees at the rate of $300 per month per director. At such time as the Bank becomes profitable, all accrued director's fees, without interest, will be paid and regular payments of $300 per month per director are expected to commence.

         On August 24, 1998 (the "Effective Date"), the Board of Directors of the Company approved a deferred compensation plan (the "Directors' Plan") to help retain the services of those Company directors who do not hold a management position (the "Eligible Directors.") The Directors' Plan provides that each Eligible Director serving on the Board of Directors as of the Effective Date shall be granted an option to purchase 5,000 shares of the Company's Common Stock. The Directors' Plan further provides for the grant, at the end of each fiscal year, of an option to purchase 500 shares of Common Stock to each Eligible Optionee who continues to serve on the Board of Directors as of the last business day of that fiscal year. Options granted pursuant to the Directors' Plan become fully exercisable as of the date of grant. Such options expire on the earlier of (i) the tenth anniversary of the date of grant or (ii) the first anniversary of the date that the Optionee ceases service on the Board of Directors for reasons other than death or disability. 100,000 shares have been reserved for issuance under the Directors' Plan. During fiscal 1998, an aggregate of 40,000 stock options were granted under the Directors' Plan.

STOCK OPTIONS

         The following table presents information regarding grants to the named person of options to purchase shares of the Common Stock during the year ended December 31, 1998:

                                                         % OF TOTAL OPTIONS
                           NUMBER OF SECURITIES      GRANTED TO EMPLOYEES DURING
                            UNDERLYING OPTIONS             THE YEAR ENDED              EXERCISE OR       EXPIRATION
         NAME                  GRANTED (#)                DECEMBER 31, 1998         BASE PRICE ($/SH)       DATE
         ----                 -------------              -------------------        -----------------       -----
William L. Daniel                 9,262                         47.6%                     $10.00          July 2, 2008

         The following table presents information regarding the value of unexercised options held at December 31, 1998 by William L. Daniel. No stock options were exercised and there were no SARs outstanding during fiscal 1998.


                                                             Number of
                                                         Unexercised Options           Value of Unexercised
                                                              at FY-End                In-the-Money Options
                                                                (#)                          at FY-End
                                                      -------------------------     -----------------------------
                                                      Exercisable/Unexercisable     Exercisable (1)/Unexercisable
                                                      -------------------------     -----------------------------
      NAME
      ----
William L. Daniel                                            5,904/3,358                    $5,904/$3,358

--------------------
(1) Dollar values calculated by determining the difference between the estimated fair market value of the Company's Common Stock at December 31, 1998 ($11.00) and the exercise price of such options. Because no organized trading market exists for the Common Stock of the Company, the fair market value was computed by reference to recent sales of the Company's Common Stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 15, 1999 with respect to ownership of the outstanding Common Stock of the Company by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group.

                                                       Number of            Percent of
Name of Beneficial Owner                               Shares(1)               Total
------------------------                               ---------            ----------
C. Dean Alford .............................           32,500(2)               4.8%
Troy A. Athon ..............................                0                    *
William L. Daniel ..........................           20,904(3)               3.1%
Hazel E. Durden ............................           15,500(4)               2.3%
John A. Fountain, M.D ......................           17,500(5)               2.6%
Brian Hawkins ..............................                0                    *
Michael P. Jones ...........................           24,500(6)               3.6%
Julia W. Morgan ............................           30,250(7)               4.4%
R. Flynn Nance, D.V.M ......................           15,800(8)               2.3%
Michael R. Potts ...........................           22,000(9)               3.2%
Arthur J. Torsiglieri, Jr., M.D ............           20,500(10)              3.0%
William R. Walker ..........................            2,333(11)                *
                                                      -------              -------
     All Directors and Officers (12 persons)          201,787                 27.7%(12)
*  Less than 1% of shares outstanding.

---------------

(1) Except as indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 676,188 shares outstanding. The percentages for each of those parties who hold presently exercisable options are based upon the sum of 676,188 shares plus the number of shares subject to presently-exercisable options held by each such party, as indicated in the following notes. All persons above have a business address of P.O. Box 82030, Conyers, Georgia 30013.
(2) Mr. Alford shares voting and investment power with respect to 25,000 shares. The number of shares includes 5,500 shares subject to presently-exercisable stock options. The number of shares also includes 2,000 held in an irrevocable trust, with respect to which Mr. Alford disclaims beneficial ownership.
(3)  Includes 5,904 shares subject to presently-exercisable stock options.
(4) Ms. Durden shares voting and investment power with respect to 10,000 shares. Number of shares includes 5,500 shares subject to presently-exercisable stock options.
(5) Dr. Fountain shares voting and investment power with respect to 10,000 shares. Number of shares includes 5,500 shares subject to presently-exercisable stock options.
(6) Includes 18,000 shares owned by Mr. Jones' wife, Meta B. Jones. Number of shares includes 5,500 shares subject to presently-exercisable stock options.
(7) Includes 22,000 shares held in a trust as to which Ms. Morgan has sole voting and investment power. Number of shares includes 5,500 shares subject to presently-exercisable stock options.
(8) Dr. Nance shares voting and investment power with respect to 10,000 shares. Number of shares includes 5,500 shares subject to presently-exercisable stock options. Number of shares also includes 300 held in trust for Dr. Nance's children in the name of Dr. Nance's mother, Harriett L. Nance, with respect to which Dr. Nance disclaims beneficial ownership.
(9) Mr. Potts shares voting and investment power with respect to 4,400 shares. Number of shares includes 5,500 shares subject to presently-exercisable stock options.
(10) Dr. Torsiglieri shares voting and investment power with respect to 15,000 shares. Number of shares includes 5,500 shares subject to presently-exercisable stock options.
(11) Number of shares includes 1,333 shares subject to presently-exercisable stock options.
(12) Includes 51,237 shares subject to presently-exercisable options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from a Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 333-24435 (referred to as "SB-2"). The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit No.                          Description of Exhibit
-----------                          ----------------------
     *3.1      -     Articles of Incorporation of the Company (SB-2)

     *3.2      -     Articles of Incorporation of the Company, as amended (SB-2)

     *3.3      -     Amended and Restated Articles of Incorporation of the
                     Company (SB-2)

     *3.4      -     Bylaws of the Company (SB-2)

      *4.1      -      Specimen Common Stock Certificate (SB-2)

     *10.1      -      Employment Agreement dated February 21, 1997 between the
                       Company and William L. Daniel (SB-2)

     *10.2      -      Option Agreement together with Contract of
                       Sale of Property dated February 4, 1997 by and between the Company and Fred Eugene Smith for the property located at the intersection of Highway 138 and Miller's Chapel Road, Conyers,
                       Georgia (SB-2)

     *10.3      -      Option Agreement together with Purchase and
                       Sale Agreement dated January 14, 1997 by and between the Company and Colony Properties for the property located at 1600 Highway 20 North, Conyers, Georgia (SB-2)

      10.4      -      Rockdale National Bancshares, Inc. Stock Option Plan

      10.5      -      Rockdale National Bancshares, Inc. Non-Management
                       Directors' Stock Option Plan

      21.1      -      Subsidiaries of the Registrant

      27.1      -      Financial Data Schedule (for SEC use only)


           (b) Reports on Form 8-K. No reports on Form 8-K were required to be filed for the fourth quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ROCKDALE NATIONAL BANCSHARES, INC.

Dated: March 31, 1999               By: /s/ William L. Daniel
                                       -----------------------------------------
                                       William L. Daniel
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Dated: March 31, 1999               By: /s/ Brian D. Hawkins
                                       -----------------------------------------
                                       Brian D. Hawkins
                                       Chief Financial Officer (Principal
                                       Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


             Signature                                                         Title                                  Date
             ---------                                                         -----                                  ----

/s/ Michael P. Jones                                                   Chairman and Director                    March 31, 1999
-----------------------------------------
Michael P. Jones

/s/ William L. Daniel                                    President and Chief Executive Officer (Principal       March 31, 1999
-----------------------------------------                         Executive Officer) and Director
William L. Daniel

/s/ C. Dean Alford                                                           Director                           March 31, 1999
-----------------------------------------
C. Dean Alford

/s/ Troy A. Athon                                                            Director                           March 31, 1999
-----------------------------------------
Troy A. Athon

/s/ Hazel E. Durden                                                          Director                           March 31, 1999
-----------------------------------------
Hazel E. Durden

/s/ John A. Fountain, M.D.                                                   Director                           March 31, 1999
-----------------------------------------
John A. Fountain, M.D.

/s/ Julia W. Morgan                                                   Secretary and Director                    March 31, 1999
-----------------------------------------
Julia W. Morgan

/s/ R. Flynn Nance, D.V.M.                                                   Director                           March 31, 1999
-----------------------------------------
R. Flynn Nance, D.V.M.

/s/ Michael R. Potts                                                         Director                           March 31, 1999
-----------------------------------------
Michael R. Potts

/s/ Arthur J. Torsiglieri, Jr., M.D.                                         Director                           March 31, 1999
-----------------------------------------
Arthur J. Torsiglieri, Jr., M.D.

         No annual report or proxy material has been sent to security holders as of the date of filing this report. An annual report and proxy materials will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB, and the Registrant will furnish copies of such material to the Commission when they are sent to security holders.

                                  EXHIBIT INDEX

 Exhibit
    No                   Description
 -------          --------------------------
  10.4            Rockdale National Bancshares, Inc. 1998 Stock Option Plan
  10.5            Rockdale National Bancshares, Inc. Non-Management Directors'
                       Stock Option Plan
  21.1            Subsidiaries of Registrant
  27.1            Financial Data Schedule (for SEC use only)
