Form 10QSB
period 1999-03-31
ROCKDALE NATIONAL BANCSHARES INC
filed 1999-05-17
CIK 1036757

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                              Commission File Number:
       March 31, 1999                                           0-24113


                       ROCKDALE NATIONAL BANCSHARES, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         Georgia                                              58-2292563
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

P.O. Box 82030, Conyers, Georgia                                 30013
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:     (770) 785-7880
                             ------------------

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

          Yes        X                        No
                  -------                           ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock, $1.00 Par Value                           676,188
   -----------------------------                ------------------------------
               Class                            Outstanding as of May 12, 1999

Transitional Small Business Disclosure Format:

          Yes                                 No         X
                  ------                              --------

                         PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements
------    --------------------

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheet

                                                March 31, 1999     December 31,
ASSETS                                            (Unaudited)          1998
------                                          --------------     ------------

Cash and due from banks.......................      $ 3,409,249    $ 2,969,184
Federal funds sold............................        2,550,000      2,970,000
Investment securities:
     Securities available for sale,
     at market value..........................       10,644,664      9,753,621
Other investments.............................          280,700        180,000
Loans, net....................................       21,048,938     15,942,009
Premises and equipment, net...................        2,433,286      1,926,958
Accrued interest receivable...................          252,528        247,573
Other assets..................................          100,168         66,856
                                                    -----------    -----------
     Total assets.............................      $40,719,533    $34,056,201
                                                    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
Deposits
   Noninterest-bearing demand.................      $ 6,086,989    $ 4,691,963
   Interest-bearing demand and money market...       20,193,917     16,035,788
   Savings....................................          989,377        873,773
   Time deposits of $100,000 or more..........        3,794,751      3,216,087
   Other time deposits........................        3,960,993      3,483,977
                                                    -----------    -----------
     Total deposits...........................       35,026,027     28,301,588

   Accrued interest payable...................           26,208         19,754
   Other liabilities..........................           59,225         46,576
                                                    -----------    -----------
   Total liabilities..........................       35,111,460     28,367,918
                                                    -----------    -----------

                  (Continued)



      Refer to notes to the consolidated unaudited financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                          Consolidated Balance Sheet
                                  (continued)



                                                 March 31, 1999   December 31,
Shareholders' Equity:                              (Unaudited)        1998
                                                 --------------   ------------
Common stock, $1.00 par value,
     10,000,000 shares authorized,
     676,188 shares issued and outstanding......        676,188        676,188
Surplus.........................................      6,051,196      6,051,196
Retained earnings (deficit).....................     (1,082,890)    (1,053,032)
Accumulated other comprehensive income (loss)...        (36,421)        13,931
                                                    -----------    -----------
     Total Shareholders' Equity.................      5,608,073      5,688,283
Commitments and contingent liabilities..........             --             --
                                                    -----------    -----------
Total Liabilities and
          Shareholders' Equity..................    $40,719,533    $34,056,201
                                                    ===========    ===========




      Refer to notes to the consolidated unaudited financial statements.

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                       Consolidated Statements of Income
                   For the Three Months Ended March 31, 1999
                 and for the Three Months Ended March 31, 1998
                                  (Unaudited)

                                                 For the Three Months
                                                   ended March 31,
                                                ----------------------
                                                   1999        1998
                                                ----------  ----------
Interest income
   Loans, including fees.......................  $433,943   $ 146,502
   Investment securities:
     U.S. Government agencies and corporations.   139,235     112,062
     Other investments.........................     5,400          --
   Federal funds sold..........................    50,223      59,662
                                                 --------   ---------
     Total interest income.....................   628,801     318,226
                                                 --------   ---------

Interest expense
   Interest bearing demand and money market....   137,742     133,514
   Savings.....................................     5,197       1,071
   Time deposits of $100,000 or more...........    46,602      25,589
   Other time deposits.........................    51,071       9,463
                                                 --------   ---------
     Total interest expense....................   240,612     169,637
                                                 --------   ---------
     Net interest income (loss)................   388,189     148,589
Provision for possible loan losses.............    64,868      42,498
                                                 --------   ---------
Net interest income (loss) after provision
   for possible loan losses....................   323,321     106,091
                                                 --------   ---------


Other income
   Service charges on deposit accounts.........    41,508      10,567
   Investment securities gains (losses), net...       462          --
   Other income................................     9,856       8,429
                                                 --------   ---------
      Total other income.......................    51,826      18,996
                                                 --------   ---------
Other expense
   Salaries and other compensation.............   151,023     144,980
   Employee benefits...........................    30,886      10,361
   Net occupancy and equipment expense.........    65,471      56,853

                     (Continued)

      Refer to notes to the consolidated unaudited financial statements.

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                       Consolidated Statements of Income
                   For the Three Months Ended March 31, 1999
                 and for the Three Months Ended March 31, 1998
                                  (Unaudited)
                                  (continued)


                                                For the Three Months
                                                   ended March 31,
                                                --------------------
                                                   1999        1998
                                                ---------   ---------

   Professional and other outside services.....    73,977      44,866
   Other expense...............................    83,648      82,640
                                                 --------   ---------
      Total other expenses.....................   405,005     339,700
                                                 --------   ---------
Net income (loss) before taxes.................   (29,858)   (214,613)
Income taxes...................................        --          --
                                                 --------   ---------
Net income (loss)..............................  $(29,858)  $(214,613)
                                                 ========   =========
Basic income (loss) per share..................  $   (.04)  $    (.32)
                                                 ========   =========



      Refer to notes to the consolidated unaudited financial statements.

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                Consolidated Statements of Comprehensive Income
                   For the Three Months Ended March 31, 1999
                 and for the Three Months Ended March 31, 1998
                                  (Unaudited)


                                                                For the Three Months
                                                                  ended March 31,
                                                              ------------------------
                                                                 1999         1998
                                                              ----------  ------------
Net Loss.....................................................  $(29,858)    $(214,613)
Other comprehensive income, before tax:
   Unrealized holding gains (losses) arising during period...   (76,291)      (35,652)
   Income tax benefit (expense)..............................    25,939        12,122
                                                               --------     ---------
Comprehensive Loss...........................................  $(80,210)    $(238,143)
                                                               ========     =========





      Refer to notes to the consolidated unaudited financial statements.

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                   For the Three Months Ended March 31, 1999
                 and for the Three Months Ended March 31, 1998
                                  (Unaudited)

                                                                          For the Three Months
                                                                             ended March 31,
                                                                       ---------------------------
                                                                           1999          1998
                                                                       ------------  -------------
Cash flows from operating activities:
   Net loss.........................................................   $   (29,858)  $   (214,613)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
     Net (accretion) amortization of investment
      securities....................................................        14,890          4,861
     Depreciation and amortization of premises
     and equipment..................................................        29,202         33,024
     Provision for loan losses......................................        64,868         42,498
     Deferred income tax benefit (liability)........................             -        (12,122)
     Amortization of organization costs.............................             -          4,294
     (Increases) in other assets....................................        (7,373)       (13,350)
     (Increases) in accrued interest
        receivable..................................................        (4,666)       (95,797)
     Increases in accrued interest payable..........................         6,453          3,753
     Increases in other liabilities.................................        12,649          7,200
                                                                       -----------   ------------
               Net cash provided from (used by) operating
                activities..........................................        86,165       (240,252)
                                                                       -----------   ------------
Cash flows from investing activities:
   Purchases of investment securities
      available for sale............................................    (2,810,813)    (6,942,581)
   Purchases of Federal Reserve Stock...............................             -              -
   Purchase of FHLB stock...........................................      (100,700)             -
   Calls of investment securities AFS...............................     1,799,538             --
   Maturities of investment securities AFS..........................        29,052        600,000
   Loans originated, net of principal repayments....................    (5,172,086)    (3,960,928)
   Purchases of premises and equipment..............................      (535,530)       (23,908)
                                                                       -----------   ------------
          Net cash used by investing activities.....................    (6,790,539)   (10,327,417)
                                                                       -----------   ------------
Cash flows from financing activities:
   Increase in deposits.............................................     6,724,439     10,780,417
      Net cash provided from financing
       activities...................................................     6,724,439     10,780,417
                                                                       -----------   ------------
Net increase in cash and cash equivalents...........................        20,065        212,748
Cash and cash equivalents,
   beginning of period..............................................     5,939,184      5,634,297
                                                                       -----------   ------------
Cash and cash equivalents,
   end of period....................................................   $ 5,959,249   $  5,847,045
                                                                       ===========   ============


      Refer to notes to the consolidated unaudited financial statements.

Note 1 - Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the
results that may be expected for the year ending December 31, 1999.   For
further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.


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


Note 3 - Loans

     Loans are reported at the gross amount outstanding, reduced by the net deferred loan fees and a valuation allowance for loan losses. Interest Income is recognized over the terms of the loans based on the unpaid daily principal amount outstanding. If the collectibility of interest appears doubtful, the accrual thereof is discontinued. Loan organization fees, net of direct loan origination costs, are deferred and recognized as income over the life of the loan on a level-yield basis.

     Major classifications of loans are as follows:

                                          March 31, 1999   December 31, 1998
                                          ---------------  ------------------
Commercial, financial and agricultural...    $ 4,438,860         $ 2,590,345
Real estate - construction...............      3,773,829           3,714,502
Real estate - mortgage...................      9,978,648           7,439,822
Installment & simple interest............      3,142,627           2,383,218
Other....................................          9,812              38,373
                                             -----------         -----------
 Total loans.............................    $21,343,776         $16,166,260
Deferred loan fees.......................        (35,389)            (29,670)
                                             -----------         -----------
 Total loans, net of deferred fees.......    $21,308,387         $16,136,590
                                             ===========         ===========


Through March 31, 1999 there were no charge offs and no nonperforming loans.

Note 4 - Accumulated Other Comprehensive Income

     Accumulated other comprehensive income (loss) is comprised of the following:

                                                 Unrealized
                                               Gains (Losses)
                                               on Securities
                                               --------------

          Beginning balance - January 1, 1999      $ 21,107
          Current - period change                   (76,291)
                                                   --------
          Ending balance - March 31, 1999          $(55,184)
                                                  =========


Note 5 - Earnings Per Share

     Basic and diluted loss per share are based on 676,188 weighted average shares outstanding for the quarter ended March 31, 1999 and the quarter ended March 31, 1998. There were 0 and 65,329 potential weighted common shares outstanding at March 31, 1998 and March 31, 1999, respectively, related to common stock options. These shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.


Note 6 - New Accounting Pronouncements

     Reporting Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." Under SFAS 130, a company is required to show changes in assets and liabilities in a new comprehensive income statement or alternative presentation, as opposed to showing some of the items as transactions in shareholders' equity accounts. Since SFAS 130 solely relates to display and disclosure requirements, it had no effect on the Company's financial results.

     Segment Reporting

     Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the disclosure of segment information about services, geographic areas, and major customers. The Company acts as an independent community financial services provider and offers traditional banking services to individual, commercial, and government customers. Because management of the Company views and operates the Bank as one versus multiple segments, no segmentation of bank operations between services, types of customers and market areas is provided.

     Costs of Startup Activities

     Effective January 1, 1998, the Company adopted American Institute of Certified Public Accountants Statement of Position 98-5 (SOP

98-5), "Reporting the Costs of Start-Up Activities." SOP 98-5 applies to all nongovernmental entities and requires that costs of start-up activities and organization costs be expensed as incurred.

     Accounting Pronouncements Affecting Future Periods

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 1999. Under SFAS 133, a company will recognize all free-standing derivative instruments in the statement of financial position as either assets or liabilities and will measure them at fair value. The difference between a derivative's previous carrying amount and its fair value shall be reported as a transition adjustment presented in net income or other comprehensive income, as appropriate, in a manner similar to the cumulative effect of a change in accounting principle. This statement also determines the accounting for the change in fair value of a derivative, depending on the intended use of the derivative and resulting designation. The adoption of SFAS 133 is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

     In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134 (SFAS 134). "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS 134 is effective for the first fiscal quarter after December 15, 1998, and amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," which revises the accounting for retained securities and beneficial interests. The adoption of SFAS 134 is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

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

     Total assets increased by $6,663,332 from $34,056,201 at December 31, 1998 to $40,719,533 at March 31, 1999. Gross loans increased by $5,171,796 from $16,136,590 to $21,308,386. Federal Funds sold decreased by $420,000 from $2,970,000 to $2,550,000. Investments rose $891,043 from $9,753,621 to
$10,644,664 during the quarter.

     Deposits rose by $6,724,439 from $28,301,588 at December 31, 1998 to $35,026,027 at March 31, 1999. Noninterest bearing deposits increased by $1,395,026 from $4,691,963 to $6,086,989. Interest bearing demand deposits and money market accounts increased by $4,158,129 during the quarter to $20,193,917 at March 31, 1999. It is management's opinion that the Bank maintains competitive deposit rates while exercising prudent strategies in competing with local institutions.

     At March 31, 1999 the Bank's equity was 13.8% of its assets, down from 16.7% at December 31, 1998. The Bank's loan to deposit ratio increased from 56.3% to 60.1%. 22% of the Bank's deposits were in IRAs and certificates of deposit at March 31, 1999. At year end, IRAs and certificates of deposit were 23.7% of total deposits.

     The Bank maintains federal funds lines totaling $4,000,000 with three regional banks in an effort to support short term liquidity and offset interest rate risk in the loan or investment portfolio. The Bank is a member of the Federal Home Loan Bank and is eligible to apply for the term advances.

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

     Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions. The current monthly provision is being made based on 1.25% of average gross loans.

     At December 31, 1998, the allowance for loan losses amounted to $194,581. By March 31, 1999, the allowance had grown to $259,449. The allowance for loan losses, as a percentage of total gross loans, increased slightly from 1.21% to 1.22% of total gross loans during the three-month period ended March 31, 1999. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Liquidity and Sources of Capital
--------------------------------

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 1999 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $5,959,249, representing 14.6% of total assets. Investment securities amounted to $10,925,364, representing 26.8% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities is a source of liquidity. For the three-month period ended March 31, 1999, total deposits increased from $28.3 million at December 31, 1998 to $35.0 million, representing an annualized increase of 95.0%. Note, however, that the Company does not expect to maintain or duplicate this growth rate. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

     Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.

      The table below illustrates the Bank's and the Company's regulatory capital ratios at March 31, 1999:

                                                            Minimum
                                              March 31,    regulatory
Bank                                            1999      requirement
----                                         -----------  ------------

       Tier 1 Capital                            21.2%         4.0%
       Tier 2 Capital                             1.1%          --
                                                 ----          ---

           Total risk-based capital ratio        22.3%         8.0%
                                                 ====          ===

       Leverage ratio                            14.2%         4.0%
                                                 ====          ===

Company - Consolidated
----------------------

       Tier 1 Capital                            24.1%         4.0%
       Tier 2 Capital                             1.1%          --
                                                 ----          ---

           Total risk-based capital ratio        25.2%         8.0%
                                                 ====          ===

       Leverage ratio                            16.0%         4.0%
                                                 ====          ===

     Note that with respect to the leverage ratio, the OCC expects a minimum of
5.0 percent to 6.0 percent ratio for banks that are not rated CAMELS 1. Although the Bank is not rated CAMELS 1, its leverage ratio of 16.0% is well above the required minimum.

                             Results Of Operations
                             ---------------------

     Net income (loss) for the three-month period ended March 31, 1999 amounted to ($29,858), or ($0.04) per share, compared to $(214,613), or $(.32) per share, for the period ended March 31, 1998. The following is a brief discussion of the more significant components of net income.

     a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities. Net interest income increased by $239,600 from $148,589 for the three months ended March 31, 1998 to $388,189 for the three months ended March 31, 1999. Yield on earning assets increased to 4.65% for the first quarter of 1999 from 3.26% for the first quarter of 1998.

          Interest                            Interest
       Earning Assets/            Average      Income/   Yield/
     Bearing Liabilities          Balance       Cost      Cost
     -------------------        -----------   --------  --------

Federal funds sold              $ 4,312,667   $ 50,223    4.66%
Securities                       10,255,666    144,635    5.64%
Loans                            18,815,966    433,943    9.23%
                                -----------   --------    ----
   Total                        $33,384,299   $628,801    7.53%
                                ===========   ========    ====
Deposits                        $26,564,828   $240,612    3.62%
                                ===========   ========    ====
Net interest income                           $388,189    3.91%
                                              ========    ====
Net yield on earning assets                               4.65%
                                                          ====

  b. Other income for the three-month period ended March 31, 1999 amounted to $51,826. On an annualized basis, this represents .54% of total average assets. Of this amount, $41,508 was comprised of service charges. This figure is relatively low because in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The above fees and charges may increase in the future. At March 31, 1998, fee income for the first quarter was $10,567.

  c. Operating expenses for the three-month period ended March 31, 1999 amounted to $405,005. On an annualized basis, this represents 4.25% of total average assets. In the future this percentage may increase due to costs and expenses associated with the new facility. At March 31, 1998, operating expenses were $339,700.

  d. The Bank has operated at a cumulative loss since inception and therefore it has no income tax liability.

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

  The Bank uses a third-party vendor for processing its primary banking applications. During 1998, the Company developed a plan to address the Year 2000 issue, conduct a comprehensive review of the Company's systems and ensure that the Company takes any necessary measures. The plan incorporated guidelines set forth by the OCC, FRB and the FFIEC. The Company believes that its systems, those of the Bank and its data processing vendor are currently Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. As of March 31, 1999, the Company had spent approximately $12,000 to help ensure that its systems would be Year 2000 compliant. The Company's data processing vendor has assured the Company that its systems are Year 2000 compliant now or will be well in advance of the Year 2000. However, there can be no assurance that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations. The Bank currently is working on a contingency plan, focusing on manual processing to enable its customers to be served in the event of a crisis. The Year 2000-oriented contingency plan will supplement the current all-purpose disaster plan. The deadline imposed by the FFIEC for the contingency plan is June 30, 1999. The Bank anticipates having its contingency plan completed prior to that date.

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

                          Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

   (a)    Exhibits.  The following exhibit is filed with this Report.

          Exhibit No.   Description
          -----------   -----------

          27.1           Financial Data Schedule (for SEC use only)

   (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 1999.

                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 1999            By: /s/ William L. Daniel
                                 -----------------------------
                                 William L. Daniel, President and Chief
                                 Executive Officer
                                 (principal executive officer)



Date: May 14, 1999            By: /s/ Brian D. Hawkins
                                 ----------------------------
                                 Brian D. Hawkins, Chief Financial Officer
                                 (principal financial and accounting officer)