Form 10QSB
period 1999-06-30
ROCKDALE NATIONAL BANCSHARES INC
filed 1999-08-13
CIK 1036757

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                   Commission File Number:
         June 30, 1999                                0-24113


                       ROCKDALE NATIONAL BANCSHARES, INC.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         Georgia                                       58-2292563
-------------------------------                     ----------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

P.O. Box 82030, Conyers, Georgia                        30013
-----------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number: (770) 785-7880
                           --------------

                                 Not Applicable
-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes        X                        No
              ----------------                   --------------
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock, $1.00 Par Value                      676,188
----------------------------------       --------------------------------
               Class                     Outstanding as of August 9, 1999

Transitional Small Business Disclosure Format:

          Yes                                 No         X
              --------------                     ----------------

                        PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements
------    --------------------

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheet

                                                    June 30,
                                                      1999     December 31,
ASSETS                                            (Unaudited)      1998
------                                           ------------ -------------
Cash and due from banks......................    $ 2,550,305    $ 2,969,184
Federal funds sold...........................              0      2,970,000
Investment securities:
     Securities available-for-sale,
     at market value.........................     10,466,912      9,753,621
Other investments............................        280,700        180,000
Loans, net of deferred loan fees.............     28,162,565     16,136,590
Less: Allowance for loan losses..............        360,901        194,581
                                                 -----------    -----------
     Loans, net..............................     27,801,664     15,942,009
Premises and equipment, net..................      3,147,147      1,926,958
Accrued interest receivable..................        377,374        247,573
Other assets.................................        178,488         66,856
                                                 -----------    -----------
   Total assets..............................    $44,802,590    $34,056,201
                                                 ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
Deposits
   Noninterest-bearing demand................    $ 7,461,489    $ 4,691,963
   Interest-bearing demand and money market..     16,454,440     16,035,788
   Savings...................................        947,562        873,773
   Time deposits of $100,000 or more.........      4,141,509      3,216,087
   Other time deposits.......................      8,905,410      3,483,977
                                                 -----------    -----------
     Total deposits..........................     37,910,410     28,301,588
   Federal Funds purchased...................      1,360,000              0
   Accrued interest payable..................         39,400         19,754
   Other liabilities.........................         69,461         46,576
                                                 -----------    -----------
     Total liabilities.......................    $39,379,271    $28,367,918
                                                 -----------    -----------

                                  (Continued)

      Refer to notes to the consolidated unaudited financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                          Consolidated Balance Sheet
                                  (continued)


                                                  June 30,
                                                    1999        December 31,
Shareholders' Equity:                            (Unaudited)       1998
                                                 -----------    -----------
     Common stock, $1.00 par value,
     10,000,000 shares authorized,
     676,188 shares issued and outstanding.....  $   676,188    $   676,188
Surplus........................................    6,051,196      6,051,196
Retained earnings (deficit)....................   (1,171,540)    (1,053,032)
Accumulated other comprehensive income (loss)..     (132,525)        13,931
                                                 -----------    -----------
     Total Shareholders' Equity................    5,423,319      5,688,283
Commitments and contingent liabilities.........           --             --
                                                 -----------    -----------
     Total Liabilities and
          Shareholders' Equity.................  $44,802,590    $34,056,201
                                                 ===========    ===========


      Refer to notes to the consolidated unaudited financial statements.

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                       Consolidated Statements of Income
            For the Three-Months and Six-Months Ended June 30, 1999
          and for the Three-Months and Six-Months Ended June 30, 1998
                                  (Unaudited)

                                                   Three-Months          Six-Months ended
                                                  ended June 30,             June 30,
                                              ---------------------  -----------------------
                                                1999        1998        1999         1998
                                              ---------  ----------  -----------  ----------
Interest income
   Loans, including fees....................  $567,579   $ 244,492   $1,001,522    $ 390,994
   Investment securities:
     U.S. Treasury Securities...............        --          --           --           --
     U.S. Government agencies and...........   144,853     181,640      284,088      293,702
           corporations
     Other investments......................       890          --        6,290           --
   Federal funds sold.......................    15,388      21,485       65,611       81,147
                                              --------   ---------   ----------    ---------
       Total interest income................   728,710     447,617    1,357,511      765,843
                                              --------   ---------   ----------    ---------
Interest expense
Interest bearing demand and money market....   141,381     166,630      279,123      300,144
   Savings..................................     5,236       1,751       10,433        2,822
   Time deposits of $100,000 or more........    47,802      24,376       94,404       49,965
   Other time deposits......................    94,533      16,134      145,604       25,597
   Federal funds purchased..................     3,522         540        3,522          540
                                              --------   ---------   ----------    ---------
       Total interest expense...............   292,474     209,431      533,086      379,068
                                              --------   ---------   ----------    ---------
       Net interest income..................   436,236     238,186      824,425      386,775
Provision for possible loan losses..........   101,452      48,083      166,320       90,581
                                              --------   ---------   ----------    ---------
Net interest income after provision
   for possible loan losses.................   334,784     190,103      658,105      296,194
                                              --------   ---------   ----------    ---------
Other income
   Service charges on deposit accounts......    58,260      31,824       99,768       42,391
   Investment securities gains, net.........         0         (12)         462          (12)
   Other income.............................    20,212      (2,412)      30,068        6,017
                                              --------   ---------   ----------    ---------
        Total other income..................    78,472      29,400      130,298       48,396
                                              --------   ---------   ----------    ---------
Other expense
   Salaries and other compensation..........   188,180     141,767      339,203      286,747
   Employee benefits........................    40,341      10,061       71,227       20,422
   Net occupancy and equipment expense......    75,917      57,289      141,388      114,142

                                  (Continued)

      Refer to notes to the consolidated unaudited financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                       Consolidated Statements of Income
            For the Three-Months and Six-Months Ended June 30, 1999
          and for the Three-Months and Six Months Ended June 30, 1998
                                  (Unaudited)
                                  (continued)

                                                   Three-Months           Six-Months ended
                                                  ended June 30,              June 30,
                                              --------------------   ------------------------
                                                1999        1998         1999          1998
                                              --------   ---------   ----------     ---------

   Professional and other outside services..    89,804      44,868      163,781       128,505
   Other expense............................   107,664     100,655      191,312       144,524
                                              --------   ---------   ----------     ---------
     Total other expenses...................   501,906     354,640      906,911       694,340
                                              --------   ---------   ----------     ---------
Net income (loss) before taxes..............   (88,650)   (135,137)    (118,508)     (349,750)
Income taxes................................        --          --           --            --
                                              --------   ---------   ----------     ---------
Net income (loss)...........................  $(88,650)  $(135,137)  $ (118,508)    $(349,750)
                                              ========   =========   ==========     =========
Basic and diluted income (loss) per share...     $(.13)      $(.20)       $(.18)        $(.52)
                                              ========   =========   ==========     =========

      Refer to notes to the consolidated unaudited financial statements.

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Loss
                     For the Six-Months Ended June 30, 1999
                   and for the Six Months Ended June 30, 1998
                                  (Unaudited)

                                                                       For the Six-Months ended
                                                                               June 30,
                                                                     ----------------------------
                                                                         1999           1998
                                                                     -------------  -------------
Net Loss........................................................     $   (118,508)  $   (349,750)
Other comprehensive income, before tax:
   Unrealized holding gains (losses) arising during period......         (221,902)       (12,716)
   Income tax benefit (expense).................................           75,447          4,323
                                                                     ------------   ------------
Comprehensive Loss..............................................     $   (264,963)  $   (358,143)
                                                                     ============   ============

      Refer to notes to the consolidated unaudited financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                    For the Six-Months Ended June 30, 1999
                  and for the Six-Months Ended June 30, 1998
                                  (Unaudited)

                                                                      For the Six-Months ended
                                                                              June 30,
                                                                     ---------------------------
                                                                         1999           1998
                                                                     ------------   ------------
Cash flows from operating activities:
   Net loss......................................................    $   (118,508)  $   (349,750)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
     Net (accretion) amortization of investment
       securities................................................          32,797         11,715
     Depreciation and amortization of premises
       and equipment.............................................          58,713         54,228
     Provision for loan losses...................................         166,320         90,581
     Amortization of organization costs..........................              --          4,876
     (Increase) decrease in other assets.........................         (36,185)         2,337
     Increase in accrued interest
       receivable................................................        (129,801)      (168,695)
     Increase in accrued interest payable........................          19,646          4,191
     Increase in other liabilities...............................          22,886         14,400
                                                                     ------------   ------------
         Net cash provided by (used by)
          operating activities...................................          15,868       (336,117)
                                                                     ------------   ------------
Cash flows from investing activities:
   Purchases of investment securities
     available-for-sale..........................................      (3,317,658)    (8,394,725)
   Purchase of Federal Home Loan Bank Stock......................        (100,700)            --
   Sales of investment securities AFS............................         500,000      2,047,058
   Calls of investment securities AFS............................       1,799,537        607,026
   Maturities of investment securities available-for-sale........          50,130        206,210
   Loans originated, net of principal repayments.................     (12,025,976)    (7,769,565)
   Purchases of premises and equipment...........................      (1,278,902)       (27,777)
                                                                     ------------   ------------
          Net cash used by investing activities..................     (14,373,569)   (13,331,773)
                                                                     ------------   ------------
Cash flows from financing activities:
   Increase in deposits..........................................       9,608,822     11,635,514
   Increase in federal funds purchased...........................       1,360,000        560,000
                                                                     ------------   ------------
      Net cash provided from financing
       activities................................................      10,968,822     12,195,514
                                                                     ------------   ------------
Net (decrease) increase in cash and cash equivalents.............      (3,388,879)    (1,472,376)
Cash and cash equivalents, beginning of period...................    $  5,939,184   $  5,634,297
                                                                     ------------   ------------
Cash and cash equivalents,  end of period........................    $  2,550,305   $  4,161,921
                                                                     ============   ============


     Refer to notes to the consolidated unaudited financial statements.

Note 1 - Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.


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

     Major classifications of loans are as follows:

                                          June 30, 1999   December 31, 1998
                                          --------------  ------------------
Commercial, financial and agricultural      $ 4,128,067         $ 2,590,345
Real estate - construction                    6,882,821           3,714,502
Real estate - mortgage                       14,329,315           7,439,822
Installment & simple interest                 2,807,653           2,383,218
Other                                            75,084              38,373
                                            -----------         -----------
  Total loans                               $28,222,940         $16,166,260
Deferred loan fees                              (60,375)            (29,670)
                                            -----------         -----------
  Total loans, net of deferred fees         $28,162,565         $16,136,590
                                            ===========         ===========

     Through June 30, 1999 there were no charge offs and no nonperforming loans.

Note 4 - Accumulated Other Comprehensive Income

     Accumulated other comprehensive income (loss) is comprised of the following:

                                         Unrealized
                                       Gains (Losses)
                                       on Securities
                                       --------------
Beginning balance - January 1, 1999        $  21,109
Current - period change                     (221,902)
                                           ---------
Ending balance - June 30, 1999             $(200,793)
                                           =========

Note 5 - Earnings Per Share

     Basic and diluted loss per share are based on 676,188 weighted average shares outstanding for the quarters ended June 30, 1999 and June 30, 1998.
There were 0 and 65,031 potential weighted common shares outstanding at June 30, 1998 and June 30, 1999, respectively, related to common stock options. These shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.


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

     Accounting Pronouncement Affecting Future Periods

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 2000. Under SFAS 133, a company will recognize all free-standing derivative instruments in the statement of financial position as either assets or liabilities and will measure them at fair value. The difference between a derivative's previous carrying amount and its fair value shall be reported as a transition adjustment presented in net income or other comprehensive income, as appropriate, in a manner similar to the cumulative effect of a change in accounting principle. This statement, also determines the accounting for the change in fair value of a derivative, depending on the intended use of the derivative and resulting designation. The adoption of SFAS 133 is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

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

     Total assets increased by $10,746,389 from $34,056,201 at December 31, 1998 to $44,802,590 at June 30, 1999. Gross loans increased by $12,025,975 from $16,136,590 to $28,162,565. Federal Funds sold decreased by $2,970,000 to $0.
Investments rose $838,991 from $9,933,621 to $10,747,612 year to date.

     Deposits rose by $9,608,822 from $28,301,588 at December 31, 1998 to $37,910,410 at June 30, 1999. Noninterest bearing deposits increased by $2,769,526 from $4,691,963 to $7,461,489. Interest bearing demand deposits and money market accounts decreased by $418,652 from $16,454,440 to $16,035,788 for the six months ended June 30, 1999. Time deposits increased $6,346,855 from $6,700,064 to $13,046,919. It is management's opinion that the Bank maintains competitive deposit rates while exercising prudent strategies in competing with local institutions.

     At June 30, 1999 the Bank's equity was 12.1% its assets, down from 16.7% at December 31, 1998 due to the net loss and the increase in the size of the Bank's loan portfolio. The Bank's loan to deposit ratio increased from 56.3% to 73.3%. 34.4% of the Bank's deposits were in IRAs and certificates of deposit at June 30, 1999. At year end, IRAs and certificates of deposit were 23.7% of total deposits.

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

     At December 31, 1998, the allowance for loan losses amounted to $194,581. By June 30, 1999, the allowance had grown to $360,901. The allowance for loan losses, as a percentage of total gross loans, increased slightly from 1.20% to 1.28% of total gross loans during the six-month period ended June 30, 1999. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Liquidity and Sources of Capital
--------------------------------

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 1999 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $2.6 million, representing 5.7% of total assets. Investment securities amounted to $10.5 million, representing 23.4% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the six-month period ended June 30, 1999, total deposits increased from $28.3 million at December 31, 1998 to $37.9 million, representing an annualized increase of 68%. Note, however, that the Company does not expect to maintain or duplicate this growth rate. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

     Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.

     The table below illustrates the Bank's and Company's regulatory capital ratios at June 30, 1999:

                                                     Minimum
                                        June 30,   regulatory
Bank                                      1999     requirement
----                                    --------   -----------
     Tier 1 Capital                        15.1%           4.0%
     Tier 2 Capital                         1.1%            --
                                           ----            ---

            Total risk-based
              capital ratio                16.2%           8.0%
                                           ====            ===

     Leverage ratio                        12.0%           3.0%
                                           ====            ===

Company - Consolidated
----------------------
     Tier 1 Capital                        17.6%           4.0%
     Tier 2 Capital                         1.1%            --
                                           ----            ---

            Total risk-based
              capital ratio                18.7%           8.0%
                                           ====            ===

     Leverage ratio                        13.0%           4.0%
                                           ====            ===

     Note that with respect to the leverage ratio, the OCC expects a minimum of
5.0 percent to 6.0 percent ratio for banks that are not rated CAMELS 1. Although the Bank is not rated CAMELS 1, its leverage ratio of 12.0% is well above the required minimum.

                             Results Of Operations
                             ---------------------

     Net income (loss) for the three-month period ended June 30, 1999 amounted to $(88,650), or $(.13) per share compared to $(135,137) or $(.20) per share for the same period in 1998. Net income (loss) for the six-month period ended June 30, 1999 amounted to $(118,508), or $(.18) per share compared to $349,750 or $(.52) per share for the same period in 1998. The following is a brief discussion of the more significant components of net income:

     a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. Net interest income increased by $198,050 from $238,186 for the three months ended June 30, 1998 to $436,236 for the three months ended June 30, 1999. Net yield on earning assets increased to 4.78% for the second quarter of 1999 from 3.79% for the second quarter of 1998. Net interest income increased by $437,650 from $386,775 for the six months ended June 30, 1998 to $824,425 for the six months ended June 30, 1999. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities for the three month period ended June 30, 1999.


          Interest                         Interest
       Earning Assets/           Average    Income/   Yield/
     Bearing Liabilities         Balance      Cost     Cost
     -------------------       -----------  --------  ------
Federal funds sold             $ 1,158,242  $ 15,388    5.31
Securities                      10,409,647   145,743    5.60
Loans                           24,902,730   567,579    9.12
                               -----------  --------    ----
   Total                        36,470,619   728,710    7.99
                               -----------  --------    ----
Federal funds purchased            299,341     3,522    4.71
Deposits                        30,456,429   288,952    3.79
                               -----------  --------    ----
   Total                       $30,755,770   292,474    3.80
                               ===========  --------    ----
Net interest income                         $436,236    4.19
                                            ========    ----
Net yield on earning assets                             4.78

     b. Other income for the three-month and six-month periods ended June 30, 1999 amounted to $78,472 and $130,298, respectively, compared to $29,400 and $48,396 for the same periods in 1998. On an annualized basis, these amounts represent .76% and .66% of total average assets for the three-months and six-months ended June 30, 1999, respectively. This figure is relatively low because in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The above fees and charges may increase in the future. At June 30, 1999, fee income for the second quarter was $58,260.

     c. Operating expenses for the three-month and six-month periods ended June 30, 1999 amounted to $501,906 and $906,911, respectively, compared to $354,640 and $694,340 for the same periods in 1998. On an annualized basis, these amounts represent 4.76% and 4.50% of total average assets. In the future this percentage may increase due to costs and expenses associated with the new facility.

     d. The Bank has operated at a cumulative loss since inception and therefore it has no income tax liability.

     At December 31, 1998, the allowance for loan losses amounted to $194,581. By June 30, 1999, the allowance had grown to $360,901. The allowance for loan losses, as a percentage of total gross loans, increased from 1.20% for the year ended December 31, 1998 to 1.28% during the six-month period ended June 30, 1999. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

     The Bank uses a third-party vendor for processing its primary banking applications. During 1998, the Company developed a plan to address the Year 2000 issue, conduct a comprehensive review of the Company's systems and ensure that the Company takes any necessary measures. The plan incorporated guidelines set forth by the OCC, FRB and the FFIEC. The Company believes that its systems, those of the Bank and its data processing vendor are currently Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. As of June 30, 1999, the Company had spent approximately $13,000 to help ensure that its systems would be Year 2000 compliant. The Company's data processing vendor has assured the Company that its systems are Year 2000 compliant now or will be well in advance of the Year 2000. However, there can be no assurance that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations. The Bank has developed a contingency plan, focusing on manual processing to enable its customers to be served in the event of a crisis. The Year 2000-oriented contingency plan will supplement the current all-purpose disaster plan.

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

                          PART II. - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

     The 1999 Annual Meeting of Shareholders of the Company was held on May 6, 1999. At the meeting the following persons were elected as Class II directors to serve for a term of three years and until their successors are elected and qualified: John A. Fountain, M.D., Michael P. Jones, R. Flynn Nance, D.V.M.

     The number of votes cast for and against the election of each nominee for director was as follows:


                             Votes    Votes
                              FOR    AGAINST
                            -------  -------
    John A. Fountain, M.D.  448,011      -0-
    Michael P. Jones        448,011      -0-
    R. Flynn Nance, D.V.M.  448,011      -0-


     In addition, the following person was elected as a Class I director to serve for a term of two years and until his successor is elected or qualified:
Troy A. Athon. The number of votes cast for and against the election of Mr. Athon was as follows:


                       Votes     Votes
                        FOR     AGAINST
                     ---------  -------
                      448,011       -0-


Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

       (a) Exhibits.  The following exhibit is filed with this Report.

             Exhibit No. Description
             ----------- -----------

             27.1        Financial Data Schedule (for SEC use only)

       (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 1999.

                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 12, 1999        By: /s/ William L. Daniel
                                 ----------------------------------------------
                                 William L. Daniel, President and
                                 Chief Executive Officer
                                 (principal executive officer)



Date:  August 12, 1999        By: /s/ Brian D. Hawkins
                                 ----------------------------------------------
                                  Brian D. Hawkins, Chief Financial Officer
                                 (principal financial and accounting officer)