Form 10QSB
period 1999-09-30
ROCKDALE NATIONAL BANCSHARES INC
filed 1999-11-12
CIK 1036757

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarterly Period Ended                Commission File Number:
         September 30, 1999                           0-24113


                       ROCKDALE NATIONAL BANCSHARES, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         Georgia                                       58-2292563
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

P.O. Box 82030, Conyers, Georgia            30013
--------------------------------------------------------------------------------
(Address of principal executive offices)  (Zip Code)

Issuer's telephone number:     (770) 785-7880

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

          Yes        X                        No
              ----------------                   -----------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 Common Stock, $1.00 Par Value                               676,188
--------------------------------             -----------------------------------
             Class                           Outstanding as of November 10, 1999

Transitional Small Business Disclosure Format:

          Yes                                 No     X
             -----------                         -----------

                        PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements
------    --------------------

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheet

ASSETS                                                       September 30,
------                                                            1999       December 31,
                                                              (Unaudited)       1998
                                                             --------------  ------------
Cash and due from banks......................................  $ 2,969,184    $ 2,808,349
Federal funds sold...........................................    1,580,000      2,970,000
Time deposits................................................    2,202,600              -
Investment securities:
     Securities available-for-sale,
     at market value.........................................   10,380,103      9,753,621
Other investments............................................      578,100        180,000
Loans, net of deferred loan fees.............................   35,834,269     16,136,590
Less: Allowance for loan losses..............................     (460,086)      (194,581)
                                                               -----------    -----------
     Loans, net..............................................   35,374,183     15,942,009
Premises and equipment, net..................................    3,148,763      1,926,958
Accrued interest receivable..................................      438,463        247,573
Other assets.................................................      199,511         66,856
                                                               -----------    -----------
     Total assets............................................  $56,710,072    $34,056,201
                                                               ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
Deposits
   Noninterest-bearing demand................................  $ 7,835,396    $ 4,691,963
   Interest-bearing demand and money market..................   18,079,394     16,035,788
   Savings...................................................    1,130,769        873,773
   Time deposits of $100,000 or more.........................    5,836,063      3,216,087
   Other time deposits.......................................   15,704,680      3,483,977
                                                               -----------    -----------
     Total deposits..........................................   48,586,302     28,301,588
   FHLB Advances.............................................    2,500,000              -
   Accrued interest payable..................................       67,944         19,754
   Other liabilities.........................................       76,645         46,576
                                                               -----------    -----------
     Total liabilities.......................................  $51,230,891    $28,367,918
                                                               -----------    -----------


                                  (Continued)

      Refer to notes to the consolidated unaudited financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                          Consolidated Balance Sheet
                                  (continued)

                                                             September 30,
                                                                  1999       December 31,
                                                              (Unaudited)        1998
                                                             -------------   -----------
Shareholders' Equity:
     Common stock, $1.00 par value,
     10,000,000 shares authorized,
     676,188 shares issued and outstanding...................  $   676,188    $   676,188
Surplus......................................................    6,051,196      6,051,196
Retained earnings (deficit)..................................   (1,087,033)    (1,053,032)
Accumulated other comprehensive income (loss) -
 valuation reserve on investment securities available for
 sale, net of tax............................................     (161,170)        13,931
                                                               -----------    -----------
     Total Shareholders' Equity..............................    5,479,181      5,688,283
                                                               -----------    -----------
     Total Liabilities and
          Shareholders' Equity...............................  $56,710,072    $34,056,201
                                                               ===========    ===========

      Refer to notes to the consolidated unaudited financial statements.

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                     Consolidated Statements of Operations
         For the Three-Months and Nine-Months Ended September 30, 1999
       and for the Three-Months and Nine-Months Ended September 30, 1998
                                  (Unaudited)

                                                           Three-Months                  Nine-Months ended
                                                       ended September 30,                 September 30,
                                                    -------------------------        ---------------------------
                                                      1999            1998              1999            1998
                                                    ---------       ---------        -----------     -----------
Interest income
   Loans, including fees............................ $787,503       $331,583          $1,789,025     $  722,577
   Investment securities:
     U.S. Government agencies and
           corporations.............................  146,504        136,287             430,592        429,989
     Other investments..............................   19,935          5,400              26,225          5,400
   Time Deposits....................................    9,546              0               9,546              0
   Federal funds sold...............................   29,234         21,851              94,845        102,998
                                                     --------       --------          ----------     ----------
     Total interest income..........................  992,722        495,121           2,350,233      1,260,964
                                                     --------       --------          ----------     ----------
Interest expense
   Interest bearing demand and money market.........  129,854        117,125             408,977        417,269
   Savings..........................................    5,500         16,696              15,933         19,518
   Time deposits of $100,000 or more................   23,281         30,691             117,685         80,656
   Other time deposits..............................  223,542         26,550             369,146         52,147
   FHLB Advances....................................   10,274              0              10,274              0
   Federal funds purchased..........................      683          3,097               4,205          3,637
                                                     --------       --------          ----------     ----------
     Total interest expense.........................  393,134        194,159             926,220        573,227
                                                     --------       --------          ----------     ----------
     Net interest income............................  599,588        300,962           1,424,013        687,737
Provision for possible loan losses..................  124,184         43,125             290,504        133,706
                                                     --------       --------          ----------     ----------
Net interest income after provision
   for possible loan losses.........................  475,404        257,837           1,133,509        554,031
                                                     --------       --------          ----------     ----------
Other income
   Service charges on deposit accounts..............   37,384         33,232             137,152         75,623
   Investment securities gains, net.................    1,584           (824)              2,046           (836)
   Other income.....................................   56,166          6,608              86,234         12,625
                                                     --------       --------          ----------     ----------
     Total other income.............................   95,134         39,016             225,432         87,412
                                                     --------       --------          ----------     ----------
Other expense
   Salaries and other compensation..................  183,712        116,282             522,915        403,029
   Employee benefits................................   34,876         47,641             106,103         68,063
   Net occupancy and equipment expense..............   95,204         63,389             236,592        177,531

                                  (Continued)

       Refer to notes to the consolidated unaudited financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                       Consolidated Statements of Income
         For the Three-Months and Nine-Months Ended September 30, 1999
       and for the Three-Months and Nine Months Ended September 30, 1998
                                  (Unaudited)
                                  (continued)

                                                           Three-Months                      Nine-Months ended
                                                        ended September 30,                     September 30,
                                                     ------------------------            ---------------------------
                                                       1999            1998                 1999             1998
                                                     --------        --------            ----------       ----------
   Professional and other outside services..........   71,282          79,176               235,063          244,322
   Other expense....................................  100,957          15,591               292,269          183,394
                                                     --------        --------            ----------       ----------
     Total other expenses...........................  486,031         322,079             1,392,942        1,076,339
                                                     --------        --------            ----------       ----------
Net income (loss) before income tax expense.........   84,507         (25,226)              (34,001)        (434,896)
Income tax expense..................................        -               -                     -                -
Cumulative effect of a change in an accounting
 principle, net of $30,868 of related tax effect....        -         (59,920)                    -          (59,920)
                                                     --------        --------            ----------       ----------

Net income (loss)................................... $ 84,507        $(85,146)           $  (34,001)      $ (494,816)
                                                     ========        ========            ==========       ==========
Basic income (loss) per share....................... $   0.12        $  (0.13)           $    (0.05)      $    (0.73)
                                                     ========        ========            ==========       ==========
Diluted income (loss) per share..................... $   0.11        $  (0.13)           $    (0.05)      $    (0.73)
                                                     ========        ========            ==========       ==========


      Refer to notes to the consolidated unaudited financial statements.

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Loss
                  For the Nine-Months Ended September 30, 1999
                and for the Nine Months Ended September 30, 1998
                                  (Unaudited)

                                                                      For the Nine-Months ended
                                                                             September 30,
                                                                     ----------------------------
                                                                         1999           1998
                                                                     -------------  -------------
Net Loss...........................................................  $    (34,001)  $   (494,816)
Other comprehensive income (loss), before tax:
   Unrealized holding gains (losses) arising during period.........      (265,304)        47,749
   Income tax benefit (expense)....................................        90,203        (16,234)
                                                                     ------------   ------------
Comprehensive Loss.................................................  $   (209,102)  $   (463,301)
                                                                     ============   ============

      Refer to notes to the consolidated unaudited financial statements.

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                  For the Nine-Months Ended September 30, 1999
               and for the Nine-Months Ended September 30, 1998
                                  (Unaudited)

                                                                      For the Nine-Months ended
                                                                            September 30,
                                                                     ---------------------------
                                                                         1999           1998
                                                                     ------------   ------------
Cash flows from operating activities:
   Net loss........................................................  $    (34,001)  $   (494,816)
   Adjustments to reconcile net loss to net cash provided by
     (used by) operating activities:
       Net amortization of investment securities...................        51,870         17,387
       Depreciation and amortization of premises
         and equipment.............................................       125,775         83,252
       Provision for loan losses...................................       265,505        133,706
       Deferred income tax benefit.................................            --        (30,868)
       Amortization of organization costs..........................            --         90,788
       (Increases) decreases in other assets.......................       (42,452)        49,296
       Increase in accrued interest
         receivable................................................      (190,890)      (114,554)
       Increase in accrued interest payable........................        48,189         11,712
       Increase in other liabilities...............................        30,069         54,988
                                                                     ------------   ------------
          Net cash provided by (used by)
          operating activities.....................................       254,065       (199,109)
                                                                     ------------   ------------
Cash flows from investing activities:
   Purchases of investment securities
      available-for-sale...........................................    (3,317,658)    (9,021,782)
   Purchase of Federal Home Loan Bank Stock........................      (398,100)            --
   Sales of investment securities available-for-sale...............       500,000      2,964,464
   Calls of investment securities available-for-sale...............     1,799,538      2,097,329
   Maturities of investment securities available-for-sale..........        74,465        464,960
   Loans originated, net of principal repayments...................   (19,697,679)   (11,721,919)
   Purchases of premises and equipment.............................    (1,347,580)       (91,269)
                                                                     ------------   ------------
          Net cash used by investing activities....................   (22,387,014)   (15,308,217)
                                                                     ------------   ------------
Cash flows from financing activities:
   Increase in FHLB Advances.......................................     2,500,000             --
   Increase in deposits............................................    20,284,714     14,611,991
                                                                     ------------   ------------
          Net cash provided by financing
          activities...............................................    22,784,714     14,611,991
                                                                     ------------   ------------
Net increase (decrease) in cash and cash equivalents...............       651,765       (895,335)
Cash and cash equivalents,
   beginning of period.............................................  $  5,939,184   $  5,634,297
                                                                     ------------   ------------

Cash and cash equivalents,
   end of period...................................................  $  6,590,949   $  4,738,962
                                                                     ============   ============


       Refer to notes to the consolidated unaudited financial statements.

Note 1 - Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.


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

     Major classifications of loans are as follows:

                                            September 30, 1999   December 31, 1998
                                            ------------------   -----------------
Commercial, financial and agricultural           $ 5,048,705         $ 2,590,345
Real estate - construction                        10,183,796           3,714,502
Real estate - mortgage                            17,690,111           7,439,822
Installment & simple interest                      2,858,316           2,383,218
Other                                                126,569              38,373
                                                 -----------         -----------
 Total loans                                     $35,907,497         $16,166,260
Deferred loan fees                                   (73,228)            (29,670)
                                                 -----------         -----------
 Total loans, net of deferred fees               $35,834,269         $16,136,590
                                                 ===========         ===========

     Through September 30, 1999 there were net charge offs of $25,000 and no additional nonperforming loans.

Note 4 - Accumulated Other Comprehensive Income

     Accumulated other comprehensive income (loss) is comprised of the following:

                                         Unrealized
                                       Gains (Losses)
                                       on Securities,
                                         Net of Tax
                                       --------------
Beginning balance - January 1, 1999        $  13,931
Current - period change                     (175,101)
                                           ---------
Ending balance - September 30, 1999        $(161,170)
                                           =========

Note 5 - Earnings Per Share

     Basic and diluted loss per share are based on 676,188 weighted average shares outstanding for the quarters ended September 30, 1999 and September 30, 1998. There were 57,062 and 68,198 potential weighted common shares outstanding at September 30, 1998 and September 30, 1999, respectively, related to common stock options. These shares were not included in the computation of earnings per share when the Company had a net loss due to potential common shares being anti-dilutive.


Note 6 - New Accounting Pronouncements

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

     Total assets increased by $22,653,871 from $34,056,201 at December 31, 1998 to $56,710,072 at September 30, 1999. Gross loans increased by $19,697,679 from $16,136,590 at December 31, 1998 to $35,834,269 at September 30, 1999. Federal
Funds sold decreased by $1,390,000 to $1,580,000. Investments rose $1,024,582 from $9,933,621 at December 31, 1998 to $10,958,203 at December 31, 1998.

     Deposits rose by $20,284,714 from $28,301,588 at December 31, 1998 to $48,586,302 at September 30, 1999. Noninterest bearing deposits increased by $3,143,433 from $4,691,963 to $7,835,396. Interest bearing demand deposits and money market accounts increased by $2,043,606 from $16,035,788 at December 31, 1998 to $18,079,394 at September 30, 1999. Time deposits increased $14,840,679 from $6,700,064 at December 31, 1998 to $21,540,743 at September 30, 1999. It
is management's opinion that the Bank maintains competitive deposit rates while exercising prudent strategies in competing with local institutions.

     At September 30, 1999 the Bank's equity was 9.7% of its assets, down from 16.7% at December 31, 1998 due to the net comprehensive loss and the increase in the size of the Bank's loan portfolio. The Bank's net loan to deposit ratio increased from 56.3% to 72.8%. Approximately 44.3% of the Bank's deposits were in certificates of deposit, including IRAs, at September 30, 1999. At December 31, 1998, certificates of deposit, including IRAs, were 23.7% of total deposits.

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

     Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions. The current monthly provision is being made based on 1.25% of average gross loans plus any provisions for specific loans that the Bank has adversely rated.

     At December 31, 1998, the allowance for loan losses amounted to $194,581. By September 30, 1999, the allowance had grown to $460,086. The allowance for loan losses, as a percentage of total gross loans, increased slightly from 1.21% to 1.28% of total gross loans during the nine-month period ended September 30, 1999. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Liquidity and Sources of Capital
--------------------------------

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1999 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $6.6 million, representing 11.6% of total assets. Investment securities amounted to $11.0 million, representing 19.3% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the nine-month period ended September 30, 1999, total deposits increased from $28.3 million at December 31, 1998 to $48.6 million, representing an annualized increase of 95.6%. Note, however, that the Company does not expect to maintain or duplicate this growth rate. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

     Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.

     The table below illustrates the Bank's and Company's regulatory capital ratios at September 30, 1999:


                                                           Minimum
                                        September 30,     regulatory
                                            1999          requirement
                                        -------------     -----------
Bank
----
     Tier 1 Capital                         11.9%           4.0%
     Tier 2 Capital                          1.1%            --
                                            ----            ---

        Total risk-based capital ratio      13.0%           8.0%
                                            ====            ===

     Leverage ratio                         10.9%           4.0%
                                            ====            ===

Company - Consolidated
----------------------
     Tier 1 Capital                         12.9%           4.0%
     Tier 2 Capital                          1.1%            --
                                            ----            ---

       Total risk-based capital ratio       14.0%           8.0%
                                            ====            ===

     Leverage ratio                         10.8%           4.0%
                                            ====            ===



                             Results Of Operations
                             ---------------------

     Net income (loss) for the three-month period ended September 30, 1999 amounted to $84,507 compared to $(85,146) for the same period in 1998. Earnings per share for the three-month period ended September 30, 1999 were $0.12 basic and $0.11 diluted compared to a basic and diluted loss per share of $(0.13) for the same period in 1998. Net loss for the nine-month period ended September 30, 1999 amounted to $(34,001), or $(0.05) basic and diluted per share compared to $(494,816) or $(0.73) basic and diluted per share for the same period in 1998. The following is a brief discussion of the more significant components of net income:

     a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. Net interest income increased by $298,626 from $300,962 for the three months ended September 30, 1998 to $599,588 for the three months ended September 30, 1999. Net yield on earning assets increased to 5.27% for the third quarter of 1999 from 4.20% for the third quarter of 1998. Net interest income increased by $736,276 from $687,737 for the nine months ended September 30, 1998 to $1,424,013 for the nine months ended September 30, 1999. The following presents, in a tabular form, the main components of interest earning assets and interest-bearing liabilities for the three-month period ended September 30, 1999.

          Interest                          Interest
       Earning Assets/           Average     Income/    Yield/
     Bearing Liabilities         Balance       Cost      Cost
     -------------------       ------------ --------   -------
Federal funds sold............. $ 2,066,172    29,234    5.66%
Time deposits..................     718,239     9,546    5.32
Securities.....................  10,841,816   166,386    6.14
Loans..........................  31,859,095   787,503    9.89
                                -----------  --------    ----
   Total.......................  45,485,322   992,669    8.73
                                                         ----
FHLB Advances..................     815,217    10,274    5.04
Federal funds purchased........      87,717       683    3.11
Deposits.......................  37,794,466   382,177    4.04
                                -----------  --------    ----
   Total....................... $38,697,400   393,134    4.06
                                ===========              ----
Net interest income............              $599,535    4.67
                                             ========    ----
Net yield on earning assets....                          5.27%

     b. Other income for the three-month and nine-month periods ended September 30, 1999 amounted to $95,134 and $225,432 respectively, compared to $39,016 and $87,412 for the same periods in 1998. On an annualized basis, these amounts represent 0.73% and 0.68% of total average assets for the three-months and nine-months ended September 30, 1999, respectively. This figure is relatively low because in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The above fees and charges may increase in the future.

     c. Operating expenses for the three-month and nine-month periods ended September 30, 1999 amounted to $486,031 and $1,392,942, respectively, compared to $322,079 and $1,076,339 for the same periods in 1998. On an annualized basis, these amounts represent 3.74% and 4.19% of total average assets.

     d. The Bank has operated at a cumulative loss since inception and therefore it has no income tax liability.

     At December 31, 1998, the allowance for loan losses amounted to $194,581. By September 30, 1999, the allowance had grown to $460,086. The allowance for loan losses, as a percentage of total gross loans, increased from 1.21% for the year ended December 31, 1998 to 1.28% during the nine-month period ended September 30, 1999. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

     During 1998, the Bank developed a plan to address the Year 2000 issue, conducting a comprehensive review of the Bank's internal and external systems to ensure that the Bank take any necessary measures to address the Year 2000 problem. The plan incorporated guidelines set forth by the OCC, FRB, and the FFIEC. The Bank believes that its systems are currently Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. As of September 30, 1999 the Bank had spent approximately $6,671 to help ensure that its systems would be Year 2000 compliant. On September 20, 1999 the Bank received a rating of "satisfactory" from the Office of the Comptroller of the Currency during its latest examination of the Bank.

     The Bank uses a third-party vendor for processing its primary banking applications and has been notified by its vendor that its systems are Year 2000 compliant. In September 1999, the Bank received written notification from data processor that the Office of the Comptroller of the Currency found them to be "Satisfactory" in all key phases of their Year 2000 project. However, there can be no assurance that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Bank's systems rely will not encounter any difficulties beginning January, 2000. To help offset this possibility, the Bank's data processing vendor has developed contingency plans that should allow them to provide service in the event of a crisis. To supplement this plan, the Bank has developed a contingency plan that focuses on manual processing to enable its customers to be served in the event of a crisis. The plan also provides for copies of documents to be produced in case of equipment failure, utilization of security personnel in case of security equipment failure, manual posting of transactions, hiring of temporary additional personnel and telephone verification of information normally received by electronic means.

     The Bank also recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of its loan portfolio solely due to this issue. All material relationships have been identified to assess the inherent risks. The Bank continues to work on a one-for-one basis with any borrower who has been identified as having high Year 2000-risk exposure.

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

              Exhibit No. Description
              ----------- -----------

              27.1        Financial Data Schedule (for SEC use only)

          (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1999.

                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 12, 1999             By: /s/ William L. Daniel
                                       ----------------------------------------
                                       William L. Daniel, President and
                                       Chief Executive Officer
                                       (principal executive officer)



Date: November 12, 1999             By: /s/ Brian D. Hawkins
                                       ----------------------------------------
                                       Brian D. Hawkins, Chief Financial
                                       Officer
                                       (principal financial and accounting
                                       officer)