Form 10KSB
period 1999-12-31
ROCKDALE NATIONAL BANCSHARES INC
filed 2000-03-29
CIK 1036757

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________

                                  FORM 10-KSB
            (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                                       OR

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____  to _____

                   Commission file number        0-24113
                                            -------------------

                      ROCKDALE NATIONAL BANCSHARES, INC.
                      ----------------------------------
                (Name of small business issuer in its charter)

                Georgia                                  58-2292563
         -----------------------                       --------------
      (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                 Identification No.)

      P.O. Box 82030, Conyers, Georgia                     30013
     ----------------------------------                    -----
   (Address of principal executive offices)              (Zip Code)

                                (770) 785-7880
                               -----------------
               (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of each exchange
          Title of each class                       on which registered
          -------------------                    -------------------------
                None                                   Not Applicable
            ------------                               --------------

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $1.00 par value per share
             ----------------------------------------------------
                                Title of class

  Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

  Revenue for the fiscal year ended December 31, 1999:   $96,027

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (676,188 shares) on March 1, 2000 was $8,452,350. As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the Common Stock of the Registrant based on recent sales of the Common Stock. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of March 1, 2000: 676,188 shares of $1.00 par value Common Stock.

                   DOCUMENTS INCORPORATED BY REFERENCE: None


  Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                ---   ---

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

                                    PART I

Item 1.  Description of Business
------   -----------------------

General

     Rockdale National Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Georgia on February 13, 1997 ("Inception") and owns 100% of the outstanding capital stock of Rockdale National Bank (the "Bank"). The Company was incorporated as a mechanism to enhance the Bank's ability to serve its future customers= requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws. For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank's growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of the Bank and otherwise raise capital in a manner which is unavailable to the Bank under existing banking regulations.

     The Bank commenced operations on October 14, 1997 in a temporary facility located at 1000 Georgia Highway 138 in Conyers, Georgia. The Bank constructed a permanent facility at the same location which contains approximately 11,200 square feet (6,800 square feet on the main level and 4,400 square feet on the second level). The building contains a lobby, vault, nine offices, five teller stations, two drive-in windows, a boardroom conference facility, a loan operations area, and an area for the Bank's bookkeeping operations. In addition to its headquarters facility, the Bank operates a small branch office located at 1600 Georgia Highway 20, Conyers, Georgia. This branch facility is located on approximately 1.2 acres of land and contains a safe, one office, three teller stations, and two drive-in windows.

     The Bank is a full service commercial bank, without trust powers. The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit, foreign currency exchange, basic internet banking services and automatic teller services.

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

     Stability in the local Rockdale County economy principally evolves from a large manufacturing base. Rockdale County has approximately 90 manufacturing firms which produce a wide array of products, including apparel, lighting fixtures, food processing, plastic cups, high tech robotics, and video cassettes. The largest employers in Rockdale County include AT&T, Lithonia Lighting, Sweetheart Cups, Inc., Golden States Foods, VISY Industries, Kysor-Warren, and Hill Phoenix.

     Competition among financial institutions in the Bank's primary service area is intense. There are nine commercial banks with a total of twenty branches in Rockdale County and one credit union with one branch office. The largest banks are affiliated with five major bank holding companies. Rockdale National Bank is the only locally-owned bank in Rockdale County.

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

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

     The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 1999 and December 31, 1998. This presentation includes all major categories of interest earning assets and interest bearing liabilities:



                                 AVERAGE CONSOLIDATED ASSETS

                                                     Year Ended             Year Ended
                                                  December 31, 1999      December 31, 1998
                                                  -----------------      -----------------

Interest-bearing deposits....................          $   601,318            $         0

Taxable securities...........................           10,645,843              9,731,330

Federal funds sold...........................            2,563,321              2,111,671

Net loans....................................           28,122,976             11,063,873
                                                       -----------            -----------
     Total earning assets....................           41,933,458             22,906,874

Cash and due from banks......................            3,069,806              1,945,671

Other assets.................................            3,239,906              1,976,709
                                                       -----------            -----------
  Total assets................................         $48,243,170            $26,829,254
                                                       ===========            ===========


                  AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        Year Ended               Year Ended
                                                     December 31, 1999       December 31, 1998
                                                  ----------------------  ------------------------

Non interest-bearing deposits................              $ 7,571,770              $ 3,300,277

NOW and money market deposits................               18,161,365               13,014,173

Savings deposits.............................                1,105,291                  734,365

Time deposits................................               14,759,472                3,943,466

Other borrowings.............................                  910,054                   54,247

Other liabilities............................                  167,855                   63,399

 Total liabilities...........................               42,675,807               21,109,927

Stockholders' equity.........................                5,567,363                5,719,327
                                                           -----------              -----------
 Total liabilities and stockholders' equity.              $48,243,170              $26,829,254
                                                           ===========              ===========

     The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:


                                                           Year Ended December 31, 1999
                                             --------------------------------------------------------
               Assets                              Average              Interest             Average
               ------                               Amount               Earned               Yield
                                             --------------------  ------------------     -----------

Interest-bearing deposits..................       $      601,318       $      31,821           5.29%
Taxable securities.........................           10,645,843             605,285           5.69%
Federal funds sold.........................            2,563,321             132,437           5.17%
Net loans..................................           28,122,976(1)        2,704,719(2)        9.62%
                                                  --------------       -------------           ----
Total earning assets.......................       $  41,933 ,458       $   3,474,260           8.29%
                                                  ==============       =============           ====



             Liabilities                           Average               Interest             Average
             -----------                            Amount                Expense              Yield
                                             -------------------       --------------      -------------
NOW and money market deposits..............       $   18,161,365       $     555,940           3.06%
Savings deposits...........................            1,105,291              23,858           2.16%
Time deposits..............................           14,759,472             796,635           5.40%
Other borrowings...........................              910,054              46,419           5.10%
                                                  --------------       -------------           ----
                                                  $   34,936,182       $   1,422,852           4.07%
Total interest-bearing liabilities.........       ==============       =============           ====
Net yield on earning assets................                                                    4.22%
                                                                                               ====


                                                              Year Ended December 31, 1998
                                                -----------------------------------------------------

                                                       Average            Interest           Average
                Assets                                 Amount              Earned             Yield
                ------                          ------------------       ------------       ---------
Taxable securities......................               9,731,330             565,451           5.80
Federal funds sold......................               2,111,671             130,503           6.19
Net loans...............................              11,063,873(1)        1,081,903(2)        9.78
                                                   -------------        ------------           ----
Total earning assets....................           $  22,906,874        $  1,777,857           7.76%
                                                   =============        ============           ====


                                                       Average           Interest            Average
             Liabilities                                Amount            Expense             Yield
             -----------                        -----------------   ----------------      ------------
NOW and money market deposits...........           $  13,014,173       $    536,297            4.12%
Savings deposits........................                 734,365             24,567            3.35
Time deposits...........................               3,943,466            221,966            5.63
Other borrowings........................                  54,247              3,654            6.74
                                                   -------------       ------------            ----
Total interest-bearing liabilities......           $  17,746,251       $    786,484            4.43%
                                                   =============       ============            ====
Net yield on earning assets.............                                                       3.33%
                                                                                               ====

____________________
(1) During 1999 and 1998, all loans were accruing interest.
(2) Interest earned on net loans for the years ended December 31, 1999 and 1998 includes loan fees and loan service fees in the amount of $315,639 and $121,409, respectively.

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


                                                            Year Ended December 31, 1999
                                                                 compared with the
                                                            Year Ended December 31, 1998
                                                ----------------------------------------------------
                                                             Increase (decrease) due to:
                                                     Volume             Rate             Total
                                                ----------------  ----------------  ----------------
Interest earned on:
      Interest-bearing deposits...............        $       --        $  31,820        $   31,820
      Taxable securities......................            53,139          (13,303)           39,836
      Federal funds sold......................            27,912          (25,978)            1,934
      Net loans...............................         1,668,159          (45,345)        1,622,814
                                                      ----------       ----------         ---------
Total interest income.........................        $1,749,210        $ (52,806)       $1,696,404
                                                      ==========        =========        ==========
Interest paid on:
      NOW deposits and money market...........        $  212,109        $(192,466)       $   19,643
      Savings deposits........................            12,409          (13,118)             (709)
      Time deposits...........................           608,801          (34,132)          574,669
      Other borrowings........................            57,646          (14,881)           42,765
                                                      ----------        ---------         ---------
Total interest expense........................        $  890,965        $(254,597)       $  636,368
                                                      ----------        ---------         ---------
Change in net interest income.................        $  858,245        $(201,791)       $1,060,036
                                                      ==========       ==========         =========


                                                            Year Ended December 31, 1998
                                                                    compared with
                                                     Period from Inception to December 31, 1997
                                                -----------------------------------------------------
                                                               Increase (decrease) due to:
                                                     Volume              Rate             Total
                                                -----------------  ----------------  ----------------
Interest earned on:
      Interest-bearing deposits...............        $   (2,798)        $       0        $   (2,798)
      Taxable securities......................           654,070          (190,967)          463,103
      Federal funds sold......................            97,856             8,614           106,470
      Net loans...............................           892,418           142,613         1,035,031
                                                      ----------         ---------        ----------
Total interest income.........................         1,641,546           (39,740)        1,601,806
                                                      ----------         ---------        ----------
Interest paid on:
      NOW deposits and money market...........           530,656           (43,456)          487,200
      Savings deposits........................            14,647             4,610            19,257
      Time deposits...........................           166,019            41,354           207,373
      Other borrowings........................           (23,729)             (172)          (23,901)
      Other liabilities.......................               --                --                --
                                                      ----------         ---------        ----------
Total interest expense........................           687,593             2,336           689,929
                                                      ----------         ---------        ----------
Change in net interest income.................        $  953,953         $ (42,076)       $  911,877
                                                      ==========         =========        ==========


Deposits

     The Bank offers a full range of interest-bearing and non interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and fixed and variable rate certificates of deposit with a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

     The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:


                                                    Year Ended                       Year Ended
                                                December 31, 1999                 December 31, 1998
                                           ---------------------------        -------------------------
                                               Average        Average            Average       Average
Deposit Category                               Amount        Rate Paid           Amount       Rate Paid
------------------------------------       ---------------------------       --------------------------
Non-interest bearing demand deposits       $  7,571,770         N/A          $  3,300,277        N/A
NOW and money market deposits              $ 18,161,365         3.06%        $ 13,014,173       4.12%
Savings deposits                           $  1,105,291         2.16%        $    734,365       3.35%
Time deposits                              $ 14,759,472         5.40%        $  3,943,466       5.63%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and other time deposits and their respective maturities at December 31, 1999:

                          Time Certificates
                               of Deposit
                          -----------------
3 months or less.........    $ 1,818,116
3-6 months...............      5,056,236
6-12 months..............     12,655,303
over 12 months...........      3,237,144
                            -------------
  Total                      $22,766,799
                             ===========

Loan Portfolio

     The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 1999, the Bank had a legal lending limit for loans of up to $876,300 to any one person. See "Supervision and Regulation."

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

     The following table presents various categories of loans contained in the Bank's loan portfolio for the periods indicated and the total amount of all loans for such periods:


                                                   As of                       As of
Type of Loan                                 December 31, 1999           December 31, 1998
------------                                 -----------------           -----------------
Commercial, Financial and Agricultural..        $ 5,634,393                 $ 2,624,532
Real Estate - Construction..............         12,093,066                   3,714,502
Real Estate - Mortgage..................         20,881,418                   7,439,822
Installment and Other Loans to                    2,899,493                   2,387,404
 Individuals............................        -----------                 -----------
Subtotal................................         41,508,370                  16,166,260
Less: Allowance for possible loan losses           (531,024)                   (194,581)
         Net deferred loan fees.........            (93,227)                    (29,670)
                                                -----------                 -----------
         Total (net of allowances)              $40,884,119                 $15,942,009
                                                ===========                 ===========

     The following is a presentation of an analysis of maturities of loans as of December 31, 1999:


                                                        Due in 1     Due after 1 to    Due After
            Type of Loan                              Year or Less      5 Years         5 Years        Total
            ------------                             --------------  --------------  -------------  -----------
                                                                        (In thousands)
Commercial, Financial and Agricultural..........         $ 2,921         $ 2,685         $   30       $ 5,636
Real Estate - Construction......................           8,924           2,151          1,018        12,093
Real Estate - Mortgage..........................           2,491          15,110          3,280        20,881
Installment and Other Loans to Individuals......           1,031           1,763            104         2,898
                                                         -------         -------         ------       -------
    Total.......................................         $15,367         $21,709         $4,432       $41,508
                                                         =======         =======         ======       =======

      For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 1999:

                                                        Due in 1      Due after 1 to    Due After
          Interest Category                           Year or Less       5 Years         5 Years       Total
          -----------------                         ----------------  --------------  -------------  ---------
                                                                       (In thousands)

Predetermined interest rate....................           $ 6,638         $18,394           $285      $25,317
Floating interest rate.........................            14,761           1,430              0       16,191
                                                          -------         -------           ----      -------
     Total.....................................           $21,399         $19,824           $285      $41,508
                                                          =======         =======           ====      =======

      As of December 31, 1999, all loans were accruing interest, no accruing loans were contractually past due 90 days or more as to principal and interest payments and no loans were defined as "troubled debt restructurings."

      As of December 31, 1999, there were no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

      Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. At December 31, 1999, all loans were accruing interest.

Summary of Loan Loss Experience

      An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

                                 Analysis of the Allowance for Possible Loan
Losses


                                                                 Year Ended               Year Ended
                                                             December 31, 1999         December 31, 1998
                                                         --------------------------  ---------------------

Balance at beginning of period.........................                   $194,581               $ 45,373
Charge-offs............................................                     25,000                      0
Recoveries.............................................                          0                      0
                                                                          --------               --------
Net Charge-offs........................................                     25,000                      0
                                                                          --------               --------
Additions charged to operations........................                    361,443                149,208
                                                                          --------               --------
Balance at end of period...............................                   $531,024               $194,581
                                                                          ========               ========
Ratio of net charge-offs during the period to                                0.09 %                     0%
    average loans outstanding during the period                           ========               ========

      At December 31, 1999 the allowance was allocated as follows:


                                                                                     Percent of loans
                                                                                     in each category
                                                                    Amount            to total loans
                                                               ----------------  ------------------------

Commercial, Financial and Agricultural.......................          $100,000                       19%
Real Estate - Construction...................................            50,000                        9%
Real Estate - Mortgage.......................................           175,000                       33%
Installment and Other Loans to Individuals...................            50,000                        9%
Unallocated..................................................          $156,024                       30%
                                                                                                     ---
   Total.....................................................          $531,024                      100%
                                                                       ========                      ===

      At December 31, 1998 the allowance was allocated as follows:

                                                                                     Percent of loans
                                                                                     in each category
                                                                   Amount             to total loans
                                                              -----------------  ------------------------

Commercial, Financial and Agricultural......................           $      0                        0%
Real Estate - Construction..................................                  0                        0%
Real Estate - Mortgage......................................                  0                        0%
Installment and Other Loans to Individuals..................                  0                        0%
Unallocated.................................................            194,581                      100%
                                                                       --------                      ---
   Total....................................................           $194,581                      100%
                                                                       ========                      ===

Loan Loss Reserve

     In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1999, 13.6% of outstanding loans are in the category of commercial loans, which includes commercial real estate loans and agricultural loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, 85.56% of these commercial loans at December 31, 1999 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

      The Company's consumer loan portfolio constitutes 7.0% of outstanding loans at December 31, 1999. At December 31, 1999 the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

      Real estate mortgage and construction loans constituted 79.4% of outstanding loans at December 31, 1999. All loans in this category represent residential real estate mortgages or construction loans where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

      A review of the loan portfolio by an independent firm is conducted annually. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report is approved by the Board and management of the Bank. In addition to the above review, the Bank's primary regulator, the Office of the Comptroller of the Currency, also conducts an annual examination of the loan portfolio. Upon completion, the Office of the Comptroller of the Currency presents its report of findings to the Board and management of the Bank. Information provided from the above two independent sources, together with information provided by the management of the Bank and other information known to members of the Board, are utilized by the Board to monitor, on a quarterly basis, the loan portfolio. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

Investments

      At December 31, 1999, investment securities comprised approximately 17.4% of the Bank's assets, Federal Funds sold comprised approximately 2.4 % of the Bank's assets, and net loans comprised approximately 67.8% of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

      The following table presents, for the periods indicated, the book value of the Bank's investments. All securities held at December 31, 1999 and 1998 were categorized as available-for-sale.

Investment Category
-------------------


                                                    As of                 As of
Available-for-Sale:                           December 31, 1999     December 31, 1998
--------------------------------------------  -----------------     ------------------

Obligations of U.S. Treasury and other U.S.         $10,217,921             $9,753,621
 Agencies...................................
Federal Home Loan Bank Stock................            125,000                    -0-
Federal Reserve Bank Stock..................            180,000                180,000
                                                    -----------             ----------
  Total.....................................        $10,522,921             $9,933,621
                                                    ===========             ==========

       The following table indicates for the year ended December 31, 1999 the amount of investments due by contractual maturity in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

Investment Category
-------------------

                                                                      Weighted Average
Available-for-Sale:                                      Amount               Yield(1)
------------------------------------------------         ------       ----------------
Obligations of U.S. Treasury and other U.S.
 Agencies:
      0 - 1 year................................       $ 5,499,205         5.43%
      Over 1 through 5 years....................         3,366,615         5.88%
      Over 5 through 10 years...................           970,785         7.00%
U.S. Agencies Mortgage-Backed Securities                   381,316         5.44%
Federal Home Loan Bank Stock, no maturity                  125,000         7.75%
Federal Reserve Bank Stock, no maturity.........           180,000         6.00%
                                                       -----------         ----
                                                       $10,522,921         5.77%
           Total................................       ===========         ====

(1)  The Company has not invested in any tax-exempt obligations.

Return on Equity and Assets

     Return on average consolidated assets and average consolidated equity for the periods indicated as follows:

                                                     Year Ended           Year Ended
                                                 December 31, 1999     December 31, 1998
                                                 -----------------     -----------------

Gain (Loss) on Average Assets...............           0.20%               (2.20)%
Gain (Loss) on Average Equity...............           1.72%              (10.22)%
Average Equity to Average Assets Ratio......          11.54%                21.32%
Dividend Payout Ratio.......................              0%                    0%

      Gain (loss) on Average Assets is calculated by dividing net income by year-to-date average assets. Gain (loss) on Average Equity is calculated by dividing net income by year-to-date average equity. Average Equity to Average Assets is calculated by dividing year-to-date Average Equity to year-to-date Average Assets. The Dividend Payout Ratio is calculated by dividing the dividends paid during the year by 1999 net income.

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

     The Bank's asset/liability mix is monitored on a daily basis with a quarterly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

Correspondent Banking

     Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. Such correspondent arrangements are governed, in part, by the provisions of 12 C.F.R. 32.107 and O.C.C. Banking Circular 181 (Rev.) (August 2, 1984).

     The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 1999, the Bank had $1,842,610 in outstanding participations.

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

Year 2000

     As of March 1, 2000, neither the Company nor the Bank has experienced any operational problems related to the Year 2000 issue.

     Communications and information systems, including systems that monitor deposit and lending accounts, are critical to the business of the Company and the Bank. The Bank uses a third-party vendor for processing its primary banking applications. During 1998, the Company developed a plan to address the Year 2000 issue, conduct a comprehensive review of the Company's systems and ensure that the Company takes any necessary measures. This plan is based in part on FDIC guidelines for financial institutions regarding Year 2000 compliance. The Company believes that its systems, those of the Bank and its data processing vendor are Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. As of December 31, 1999, the Company had spent approximately $12,546 to help ensure that its systems would be Year 2000 compliant. The Company's data processing vendor has not experienced any significant problems as a result of the Year 2000 issue. However, there can be no assurance that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely have been modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations in the future. The Bank's contingency plan in the event of any Year 2000 problems is to concentrate on maintaining its core services by manually processing customer transactions. Due to the factors discussed above, management believes there is a risk to the Bank of Year 2000 system failures, but is unable to quantify the potential exposure to Year 2000 failures.

     An area of concern to the Company and the Bank is the effect of Year 2000 issues on the Bank's loan customers. Failure to address Year 2000 related issues could have significant impact on the ability of certain customers to continue operations. The Bank's loan portfolio could be negatively impacted if customers are unable to honor loan agreements and defaults occur as a result of failure to address Year 2000. These customer relationships are being monitored to ensure that the necessary systems modifications will be made on a timely basis. As of March 1, 2000, none of the Bank's customers have reported operational problems related to the Year 2000 issue. Nevertheless, there can be no assurance that all of its customers will be Year 2000 compliant. Failure of certain customers to adequately address these issues could result in loan defaults which would negatively impact the Bank's earnings.

Employees

     As of December 31, 1999, the Bank employed 1 person on a part-time basis and 20 persons on a full-time basis, including 6 officers. The Bank will hire additional persons as needed, including additional tellers, financial service representatives, and operations personnel.

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

Transfer Agent and Common Stock Registrar

     Reliance Trust Company serves as the Transfer Agent and Registrar for the Common Stock.

Supervision and Regulation

     The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of regulatory agencies, including the Federal Reserve Board, the Office of the Comptroller of the Currency ("OCC"), the Georgia Department of Banking and Finance (the "Georgia Banking Department") and the Federal Deposit Insurance Corporation ("FDIC").

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

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the Company, or any other bank holding company located in Georgia, may acquire a bank located in any other state, and a bank holding company located outside Georgia may acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions.

     De novo branching by an out-of-state bank is lawful only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws.

     On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act was signed into law. The Financial Services Modernization Act eliminates the barriers erected by the 1933 Glass-Steagall Act and amends the Bank Holding Company Act of 1956, among other statutes. Further, it allows for the affiliation of banking, securities and insurance activities in new financial services organizations.

     A dominant theme of the new legislation is functional regulation of financial services, with the primary regulator of the Company being the agency which traditionally regulates the activity in which the Company wishes to engage. For example, the Securities and Exchange Commission will regulate bank securities transactions, and the various banking regulators will oversee banking activities.

     The principal provisions of the Financial Services Modernization Act will permit the Company, if it meets the standards for a "well-managed" and "well-capitalized" institution and has at least a "satisfactory" Community Reinvestment Act performance, to engage in any activity that is "financial in nature," including security and insurance underwriting, investment banking, and merchant banking investing in commercial and industrial companies. The Company, if it satisfies the above criteria, can file a declaration of its status as a "financial holding company" ("FHC") with the Federal Reserve, and thereafter engage directly or through nonbank subsidiaries in the expanded range of activities which the Financial Services Modernization Act identifies as financial in nature. Further, the Company, if it elects FHC status, will be able to pursue additional activities which are incidental or complementary in nature to a financial activity, or which the Federal Reserve subsequently determines to be financial in nature. The Financial Services Modernization Act will also allow the Bank, with OCC approval, to control or hold an interest in a "financial subsidiary" which may engage in, among other things, the activities specified in the Financial Services Modernization Act as being financial in nature. Such a subsidiary, though, is not permitted to engage in insurance underwriting or annuity issuance, real estate development, investment activities, or merchant banking activities. Further, any financial subsidiary that the Bank created would generally be treated as an affiliate of the Bank, rather than as a subsidiary for purposes of affiliate transaction restrictions of Sections 23A and 23B of the Federal Reserve Act.

     It is expected that the Financial Services Modernization Act will facilitate further consolidation in the financial services industry on both a national and international basis, and will cause existing bank holding companies to restructure their existing activities in order to take advantage of the new powers granted and comply with their attendant requirements and conditions.

     A bank holding company which has not elected to become a FHC will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, these non-FHC bank holding companies will still be able to engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

     These activities, including those listed below, are left unchanged by the Financial Services Modernization Act which does not prohibit non-FHC bank holding companies from engaging in these activities. The list of permissible nonbanking activities includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to any person, with certain limitations; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

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

     The Company is also regulated by the Georgia Banking Department under the Financial Institutions Code of Georgia, which requires a Georgia bank holding company to obtain the prior approval of the Georgia Banking Department before
(i) acquiring 5% or more of the voting shares of any bank; or (ii) all or substantially all of the assets of a bank; or (iii) before merging or consolidating with any other bank holding company; or (iv) taking any action that causes any company to become a bank holding company; or (v) taking any action that causes a bank to become a subsidiary of a bank holding company. A Georgia bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of any bank unless the bank being acquired has been in existence and continuously operating as a bank for a period of five years or more prior to the date of acquisition is either (i) a "bank" for purposes of the federal Bank Holding Company Act of 1956 or (ii) a "savings and loan," a "state savings and loan," a "savings bank," or a "federal savings bank" whose deposits are insured by the federal deposit insurance program.

     As a national bank, the Bank is subject to the supervision of the OCC and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, a national bank situated in the State of Georgia must obtain the prior approval of the Georgia Banking Department before establishing any branch offices or bank facilities. The Bank is also subject to Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of the Company, is subject to restrictions under federal law in dealing with the company and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

     Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. In addition, a national bank may grant loans and extensions of credit to such person up to an additional 10% of its unimpaired capital and surplus, provided that each loan or extension of credit is fully secured by readily marketable collateral having a market value, determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government, and loans or extensions of credit which have the approval of the OCC and which are made to a financial institution or to any agent in charge of the business and property of the financial institution.

     Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the OCC. The Federal Reserve Board and the OCC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, on a consolidated basis with the banks owned by the holding company, as well as to state member banks. The OCC's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category.

     For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. Both the Federal Reserve Board and the OCC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions must maintain a ratio of at least 3% "Tier 1" capital to total weighted risk assets (net of goodwill, certain intangible assets, and certain deferred tax assets). Tier 1 capital includes common shareholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

     Both the risk-based capital guidelines and the leverage ratio are minimum requirements. They are applicable to all banking institutions unless the applicable regulating authority determines that different minimum capital ratios are appropriate for a particular institution based upon its circumstances. Institutions operating at or near these ratios are expected to have well-diversified risks, excellent control systems, high asset quality, high liquidity, good earnings, and in general must be considered strong banking organizations, rated composite 1 under the CAMELS rating system of banks or the BOPEC rating system of bank holding companies. The OCC requires that all but the most highly-rated banks and all banks with high levels of risk or experiencing or anticipating significant growth will maintain ratios at least 100 to 200 basis points above the stated minimums. The Federal Reserve Board requires bank holding companies without a BOPEC-1 rating to maintain a ratio of at least 4% Tier 1 capital to total assets; furthermore, banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the 3% and 4% minimum levels.

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

     The OCC's guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a bank's risk-based capital ratio. However, certain intangible assets which meet specified criteria ("qualifying intangibles") are retained as a part of Tier 1 capital. The OCC has modified the list of qualifying intangibles, currently including only purchased credit card relationships and mortgage and non-mortgage servicing assets, whether originated or purchased and excluding any interest-only strips receivable related thereto. Furthermore, the OCC's guidelines formerly provided that the amount of such qualifying intangibles that may be included in Tier 1 capital was limited to a maximum of 50% of total Tier 1 capital. The OCC has amended its guidelines to increase the limitation on such qualifying intangibles from 50% to 100% of Tier 1 capital, of which no more than 25% may consist of purchased credit card relationships and non-mortgage servicing assets. Furthermore, banks may now deduct from Tier 1 capital disallowed servicing assets on a basis that is net of any associated deferred tax liability. Deferred tax liabilities netted this way may not also be netted against deferred tax assets when determining the amount of deferred tax assets that are dependent upon future taxable income.

     In addition, the OCC has adopted rules which clarify treatment of asset sales with recourse not reported on a bank's balance sheet. Among assets affected are mortgages sold with recourse under Fannie Mae, Freddie Mac and Farmer Mac programs. The rules clarify that even though those transactions are treated as asset sales for bank Call Report purposes, those assets will still be subject to a capital charge under the risk-based capital guidelines.

     The risk-based capital guidelines of the OCC, the Federal Reserve Board and the FDIC explicitly include provisions regarding a bank's exposure to declines in the economic value of its capital due to changes in interest rates to ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

     The OCC, the Federal Reserve Board and the FDIC recently added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or
(ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter's capital charge for market risk.

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

     In response to the directive issued under the Act, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                         Total Risk-Based                Tier 1 Risk-Based                      Tier 1
                                           Capital Ratio                   Capital Ratio                   Leverage Ratio
                                           -------------                   -------------                   --------------
Well capitalized/(1)/                            >/= 10%                          >/= 6%                          >/= 5%
Adequately Capitalized/(1)/                      >/= 8%                           >/= 4%                          >/= 4%/(2)/
Undercapitalized/(4)/                      less than 8%                     lees than 4%                        less than 4%/(3)/
Significantly Undercapitalized/(4)/        less than 6%                     less than 3%                        less than 3%
Critically Undercapitalized                       -                                 -               less than or equal to 2%/(5)/

--------------------------
/(1)/  An institution must meet all three minimums.
/(2)/  >/= 3% for composite 1-rated institutions, subject
       to appropriate federal banking agency guidelines.
/(3)/ less than 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
/(4)/ An institution falls into this category if it is below the specified capital level for any of the three capital measures.
                         ---
/(5)/  Ratio of tangible equity to total assets.

      The FDICIA also provides that each Federal banking agency must prescribe safety and soundness standards in certain areas of banking practice. In order to comply with the FDICIA, the Federal Reserve Board, the OCC and the FDIC have adopted regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits.

      Both the capital standards and the safety and soundness standards which the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

      As a national bank, the Bank is subject to examination and review by the OCC. This examination is typically completed on-site every eighteen months and is subject to off-site review at call. The OCC, at will, can access quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

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

Item 2.  Description of Property
------   -----------------------

Facilities

      In April, 1999, the Bank moved into a $1.89 million facility located at 1000 Georgia Highway 138 in Conyers, Georgia. The building contains a boardroom conference facility, a loan operations area, and an area for the Bank's bookkeeping operations. In addition to its headquarters facility, the Bank operates a small branch office located at 1600 Georgia Highway 20, Conyers, Georgia. This branch facility is located on approximately 1.2 acres of land and was acquired for a purchase price of approximately $385,000. This facility contains a safe, one office, three teller stations, and two drive-in windows.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

      No matter was submitted during the fourth quarter ended December 31, 1999 to a vote of security holders of the Company.

                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
------   --------------------------------------------------------

A.    Market Information

      During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

B.    Holders of Common Stock

      As of March 1, 2000, the number of holders of record of the Company's Common Stock was 618.

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

      The Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the OCC. Pursuant to 12 U.S.C. (s) 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C.
(s) 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than one-tenth of the Bank's net income of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. (s) 60(b), the approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------   ---------------------------------------------------------

      The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, related notes and statistical information included elsewhere herein.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      For the year ended December 31, 1999, assets and earnings improved. Total assets increased by 77% from $34,056,201 in 1998 to $60,319,214 in 1999. Net loans increased from $15,942,009 in 1998, to $40,884,119 in 1999 due to strong
loan demand coupled with a focused marketing effort.   Net charge-offs for 1999
were $25,000 compared to $0 in 1998. At December 31, 1999, the Bank's loan loss reserve ratio was 1.28% of total loans, slightly above the 1.21% at December 31, 1998.

      Deposits increased for the same period by $23,931,240 or 85%, from $28,301,588 in 1998 to $52,232,828 in 1999. The majority of the increase was attributable to marketing efforts. The Bank's investment portfolio increased $464,300, or 5%, from $9,753,621 in 1998 to $10,217,921 in 1999 as the Bank used most increases in funding sources to meet loan demand.

      The Bank's loan to deposit ratio was 79% for 1999, compared to 57% in 1998. Combined with the increase in the above ratio, earnings increased significantly in 1999 because of higher levels of average earning assets, from $22.9 million in 1998 to $41.9 million in 1999. As a consequence to the increase in net interest margin and higher levels of earning assets, net interest income increased by $1,060,036, or 107%, from $991,372 in 1998 to $2,051,408 in 1999. Non-interest expense increased by $405,556 from $1,511,847 for 1998 to $1,917,403 for 1999. This increase was the result of an increase in personnel expenses and other overhead expenses. Non-interest income increased by $160,593 from $162,872 for 1998 to $323,465 for 1999. This increase was due to higher levels of transactions relating to deposit accounts.

Year Ended December 31, 1998 Compared to Period from Inception to December 31, 1997

      The Company was organized on February 13, 1997 to serve as a holding company for a proposed national bank. For approximately the first seven months of operation, the main activities centered on seeking, interviewing and selecting a cohesive group of organizers/directors; applying for a national bank charter; applying to become a bank holding company; and filing a Registration Statement (the "Registration Statement") with the Securities and Exchange Commission pursuant to which the Company registered 800,000 shares of its Common Stock at an offering price of $10.00 per share. Upon the Registration Statement's effectiveness, the organizers/directors focused on their efforts on the sale of such Common Stock and, by late August 1997, had completed all selling activities. Net of selling expenses, the Company raised $6,727,384 in the offering. From late August to the end of September 1997, management engaged in activities resulting in the opening of the Bank.

      For the year ended December 31, 1998, assets and earnings improved. Total assets increased by 105% from $16,640,074 in 1997 to $34,056,201 in 1998. Net loans increased from $3,599,142 in 1997, to $15,942,009 in 1998 due to strong
loan demand coupled with a focused marketing effort.   At December 31, 1998, the
Bank's loan loss reserve ratio was 1.21% of total loans, slightly below the 1.24% attained at December 31, 1997.

      Deposits increased for the same period by $17,908,957 or 172%, from $10,392,631 in 1997 to $28,301,588 in 1998. The majority of the increase was attributable to marketing efforts. The Bank's investment portfolio increased $4,427,751, or 83%, from $5,325,870 in 1997 to $9,753,621 in 1998.

      The Bank's loan to deposit ratio was 57% for 1998, compared to 35% in 1997. Non-interest expense increased by $1,003,092 from $508,755 for 1997 to $1,511,847 for 1998. Non-interest income increased by $156,187 from $6,685 for 1997 to $162,872 for 1998. This increase was due to higher levels and transactions relating to deposit accounts. As a consequence to the increase in net interest margin and higher levels of earning assets, net interest income increased by $915,557, or 1,167%, from $78,815 in 1997 to $991,372 in 1998.

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

      Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the years indicated.

                                               Year Ended                       Year Ended
                                           December 31, 1999                December 31, 1998
                                     ------------------------------  -------------------------------
                                             (In thousands)                   (In thousands)

                                                 Interest                        Interest
                                      Average    Income/    Yield/    Average     Income/    Yield/
                                      Balance    Expense     Cost     Balance     Expense     Cost
                                     ---------  ----------  -------  ----------  ---------  --------
Interest-bearing deposits              $   601      $   32    5.29%     $     0     $    0         0%
Federal funds sold                       2,563         132    5.17%       2,112        131      6.18%
Securities                              10,646         605    5.69%       9,731        565      5.81%
Loans, net                              28,123       2,704    9.62%      11,064      1,082      9.78%
                                       -------      ------              -------     ------      ----
  Total earning assets                 $41,933      $3,474    8.29%     $22,907     $1,778      7.76%
                                       =======      ======    ====      =======     ======      ====

Interest bearing deposits              $34,026       1,376    4.04%     $17,692     $  782      4.42%
Other borrowings                           910          46    5.10%          54          4      6.74%
                                       -------      ------    ----      -------     ------      ----
  Total interest-bearing
   liabilities                         $34,936      $1,422    4.07%     $17,746     $  786      4.43%
                                       =======      ======    ====      =======     ======      ====
Net yield on earning assets                                   4.22%                             3.33%
                                                              ====                              ====

     Net yield on earning assets for the years ended December 31, 1999 and 1998 were 4.22% and 3.33%, respectively. The increase in net yield during 1999 is primarily attributed to lower cost of funds and higher loan volume. Net interest income increased from $991,372 for the year ended December 31, 1998 to $2,051,408 for the year ended December 31, 1999. This increase is primarily
attributable to higher loan volume   Net interest income has increased from
$78,815 for the year ended December 31, 1997 to $991,372 for the year ended December 31, 1998. This increase is attributed to the significant increase in earning assets during 1998 and to the fact that the Company engaged in banking for only ten weeks during 1997 and for the full year during 1998.

Non-Interest Income

     Non-interest income for the year ended December 31, 1999 and December 31, 1998 amounted to $323,465 and $162,872, respectively. As a percentage of average assets, non-interest income increased from 0.61% in 1998 to 0.67% in 1999. The increase in non-interest income during 1999 is attributed to the increase in the number of deposit accounts, as well as transactional volume, and to a higher fee structure.

     The following table summarizes the major components of non-interest income for the years ended December 31, 1999 and December 31, 1998.

                                                       Year Ended December 31,
                                                        1999          1998
                                                     -----------  ------------
Service fees on deposit accounts                        $250,748      $114,346
Miscellaneous, other                                      72,717        48,526
                                                        --------      --------
     Total non-interest income                          $323,465      $162,872
                                                        ========      ========

Non-Interest Expense

     Non-interest expense increased from $1,511,847 during 1998 to $1,917,403 in 1999. As a percent of total average assets, non-interest expenses decreased from 5.64% to 3.97%. Management attributes this decrease in the ratio of non-interest expense to average assets to increased coverage of overhead expenses from earning assets and an expense control initiative taken in 1999. Below are the components of non-interest expense for the years ended December 31,1999 and 1998.

                                           Year Ended            Year Ended
                                        December 31, 1999    December 31, 1998
                                        -----------------    -----------------
Salaries and other compensation.......    $  732,148             $  557,923
Employee benefits.....................       150,823                102,815
Net occupancy and equipment expense...       322,100                256,368
Professional and other outside
 services.............................       160,019                139,215
Other expense.........................       552,313                455,526
                                          ----------             ----------
     Total non-interest expense.......    $1,917,403             $1,511,847
                                          ==========             ==========

      During 1999, the allowance for loan losses grew from $194,581 to $531,024. During 1999, the allowance for loan losses as a percent of gross loans increased from 1.21% to 1.28%. There were no charge-offs during 1998 and $25,000 in charge-offs during 1999. As of December 31, 1999, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

      The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 1999 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.


                                                            After         After
                                                            three         six           After
                                              Within        months       months        one year      After
                                              three       but within   but within     but within     five
                                              months      six months    one year      five years     years         Total
                                              ------      ----------   ----------     ----------    -------      -------
EARNINGS ASSETS                                                          (In thousands of dollars)
Interest Bearing Deposits                     $   140       $     0     $      0       $     0      $     0      $   140
Loans                                          14,928         2,201        4,269        19,825          285       41,508
US Government and agency securities             1,121           495        3,883         3,748        1,276       10,523
Federal funds sold                              1,450             0            0             0            0        1,450
                                              -------       -------     --------       -------      -------      -------
     Total  earning assets                    $17,639       $ 2,696     $  8,152       $23,573      $ 1,561      $53,621
                                              =======       =======     ========       =======      =======      =======
SUPPORTING SOURCE OF FUNDS
Interest-bearing demand deposits and savings  $18,303       $     0     $      0       $     0      $     0      $18,303
Certificates, less than $100M                   1,246         4,343        8,572         2,311            0       16,472
Certificates, $100M and over                      572           713        4,083           927            0        6,295
FHLB Advance                                    2,500             0            0             0            0        2,500
                                              -------       -------     --------       -------      -------      -------
     Total interest-bearing liabilities       $22,621       $ 5,056     $ 12,655       $ 3,238      $     0      $43,570
                                              =======       =======     ========       =======      =======      =======
Interest-sensitivity gap                       (4,982)       (2,360)      (4,503)       20,335        1,561       10,051
Cumulative interest-sensitivity gap            (4,982)       (7,342)     (11,845)        8,490       10,051          N/A
Interest-sensitivity gap ratio                  (9.29)        (4.40)       (8.40)        37.92         2.91        18.74
Cumulative interest-sensitivity gap ratio       (9.29)       (13.69)      (22.09)        15.83        18.74          N/A

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

      Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $23.9 million during 1999 and by $17.9 million in 1998. Below are the pertinent liquidity balances and ratios for the years ended December 31, 1999 and December 31, 1998.

                                                     Year Ended           Year Ended
                                                  December 31, 1999   December 31, 1998
                                                  -----------------   -----------------
Cash and cash equivalents...................            $ 4,839,459          $5,939,184
Securities..................................             10,522,921           9,933,621
CDs over $100,000 to total deposits ratio...                     12%                 11%
Loan to deposit ratio.......................                     79%                 57%
Brokered deposits...........................                      0                   0

      At December 31, 1999, large denomination certificates accounted for 12% of total deposits. Large denomination CDS are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDS and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDS may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Rockdale County, Georgia, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Rockdale County, as outside depositors are more likely to be interest rate sensitive.

      Cash and cash equivalents are the primary source of liquidity. At December 31, 1999, cash and cash equivalents amounted to $4.8 million, representing 8.0% of total assets. Securities available for sale provide a secondary source of liquidity. Approximately $5.5 million of the $10.5 million in the Bank's securities portfolio is scheduled to mature, or subject to call, in 2000.

      Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 1999, the Company had no brokered deposits in its portfolio.

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

      The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 1999:

                                                          Minimum
                                    December 31,         regulatory
Bank                                    1999            requirement
----                                ------------        -----------
      Tier 1 Capital                    11.4%                4.0%
      Tier 2 Capital                     1.2%                  -
                                        ----                 ---
     Total risk-based capital ratio     12.6%                8.0%
                                        ====                 ===
  Leverage ratio                        11.1%                4.0%
                                        ====                 ===
Company-Consolidated
--------------------
  Tier 1 Capital                        12.4%                4.0%
  Tier 2 Capital                         1.1%                  -
                                        ----                 ---
     Total risk-based capital ratio     13.5%                8.0%
                                        ====                 ===
  Leverage Ratio                        12.0%                4.0%
                                        ====                 ===

The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.

Item 7.  Financial Statements
------   --------------------

The following financial statements are filed with this report:

Report of Independent Certified Public Accountants

Balance--Sheets December 31, 1999 and 1998

Statements of Loss--Years Ended December 31, 1999 and December 31, 1998

Statements of Changes in Stockholders' Equity--Years Ended December 31, 1999 and December 31, 1998

Statements of Cash Flows--Years Ended December 31, 1999 and December 31, 1998

Notes to Financial Statements

Item 8.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

There has been no occurrence requiring a response to this Item.


                                 PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
------   -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         ----------------------------- -------------------

The directors and executive officers of the Company are as follows:

                                                     Position with
Name                                                    Company
----                                                 --------------
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

      With the exception of Mr. Athon, each of the above directors has been a director of the Company since February 1997. Mr. Athon was elected to the Board of Directors in January 1999. The Company has a classified Board of Directors whereby one-third of the members will be elected each year at the Company's Annual Meeting of Shareholders. Upon such election, each director of the Company will serve for a term of three years. The Company's officers are appointed by the Board of Directors and hold office at the will of the Board.

      C. Dean Alford, age 46, has served as President and Chief Executive Officer of Allied Utility Network since 1998. Mr. Alford is presently Chairman of Rockdale Health Systems, a director of the Rockdale Rotary Club, The Boy Scouts of America (and a 1997 recipient of the Silver Beaver Award from the Atlanta Area Council of The Boy Scouts of America), Conyers/Rockdale Boys & Girls Club, Conyers/Rockdale Chamber of Commerce, and the Center for the Visually Impaired. Mr. Alford is also the

Chairman of the Georgia Tech School of Electrical and Computer Engineering Advisory Board, and is a member of Rockdale Baptist Church.

      Troy A. Athon, age 62, has been involved in the adult care industry for his entire professional career. Since 1997 he has been Vice President of Government Relations for Care More Management Company. He was CEO of Geriatric Health Services from 1980 to 1996. Prior to joining the Company's Board of Directors, he served as Chairman of the Board of Rockdale Community Bank, which opened in 1988 and was purchased by Regions Bank in August of 1996. In addition, he served on the Conyers City Council for three terms and in the Georgia State House of Representatives for four terms.

      William L. Daniel, age 50, began his banking career at Citizens & Southern National Bank ("C&S") in 1972 ultimately rising to the level of Senior Vice President when he left C&S in 1986. From December 1986 until September 1988, Mr. Daniel served as an organizer, President and Chief Executive Officer of the Enterprise National Bank, Atlanta, Georgia. From December 1988 until March 1996, Mr. Daniel served in various executive positions with Bank South Corporation, ending with the position of Regional President supervising the bank's 24 branches in Rockdale, South DeKalb, South Fulton, Clayton and Fayette counties. After the acquisition of Bank South Corporation by NationsBank, Mr. Daniel became Executive Vice President of First Newton Bank, Covington, Georgia in April 1996. In October 1996, Mr. Daniel left the employment of First Newton Bank to begin recruiting and advising the Company's organizers and, on January 1, 1997, began devoting his full time to the organization of the Company and the chartering of the Bank. Mr. Daniel currently serves as President and Chief Executive Officer of the Company and the Bank. Mr. Daniel is active in the Good Shepherd Episcopal Church and is a director of the Rockdale County Water and Sewage Authority. Mr. Daniel serves on the Rockdale County Development Authority and is active in a umber of local civic organizations.

      Hazel E. Durden, age 69, owns and operates Realty Metro, a real estate company she founded in 1972. Mrs. Durden is a member of the Conyers/Rockdale Chamber of Commerce, the American Business Woman Association, and the Conyers/Rockdale Pilot Club. Mrs. Durden is also a former member of the Grievance Committee of Ethics and Relations of the Rockdale Board of Realtors.

      John A. Fountain, M.D., age 46, has maintained a medical practice specializing in dermatology in Conyers, Georgia since 1983. Dr. Fountain is a member of the Medical Association of Georgia, American Academy of Dermatology, American Society of Dermatology Surgeons, and serves as Clinical Associate Professor of Dermatology at Emory University School of Medicine. Dr. Fountain is a former director of the Conyers/Rockdale Chamber of Commerce. Dr. Fountain has also served as Honorary Chairman for the Rockdale Emergency Relief Fund and is a life member of the Georgia Master 4-H Club and the Georgia 4-H Counselor Association. Also, Dr. Fountain is head coach of women's soccer at Oxford College at Emory University, and an Elder at Conyers Presbyterian Church

      Michael P. Jones, age 53, is Managing Partner of Jones & McKnight, P.C., Certified Public Accountants, which Mr. Jones founded in 1976. Mr. Jones has served as an advisory director for Bank South, Conyers, Georgia from 1988 to 1995 and has served as Chairman of the Conyers/Rockdale Chamber of Commerce. Mr. Jones is a member of the American Institute of CPAs and the Georgia Society of CPAs. Mr. Jones is also a 1993 Alumnus of the Regional Leadership Institute and has held numerous leadership positions with several Rockdale County youth sports organizations.

      Julia W. Morgan, age 71, is presently Chief Executive Officer of Ed Morgan & Associates, Inc., a corporation which she has owned and operated since 1981. Ms. Morgan served as a director of First Bank of Conyers until that bank merged with Bank South in 1987, at which time she became an advisory director for Bank South and served as a director for its parent corporation, Bank South Corporation, until 1996 when the bank merged with NationsBank. Ms. Morgan is currently serving on the Executive Committee of the Board of Trustees of the University of Georgia Education Foundation and is director of the University of Georgia National Alumni Association. Ms. Morgan is also a member of the American Society of Life Underwriters and the Conyers/Rockdale Chamber of Commerce. Further, Ms. Morgan currently serves on the Rockdale County Impoundment Authority and the Rockdale County Water and Sewer Authority.

      R. Flynn Nance, D.V.M., age 44, has since 1987 served as the President and owner of Honey Creek Veterinary Hospital, Inc., which is a veterinary medical facility offering medical and surgical care of companion animals in Conyers, Georgia. Dr. Nance is a member of Conyers/Rockdale Chamber of Commerce, the American Veterinary Medical Association, the American Heartworm Society, the Greater Atlanta Veterinary Medical Association, the Georgia State Board of Veterinary Medicine, and the Georgia Veterinary Medical Association. Dr. Nance is also a charter member of the Rotary Club of Rockdale County.

      Michael R. Potts, age 45, is the founder and President of Potts General Contractors, Inc., a general commercial construction contracting firm started by Mr. Potts in 1986, and The Potts Company, a construction management firm which was formed in 1999. Mr. Potts is a member of the Georgia Chapter of Associate General Contractors, the Georgia Utilities Contractors Association, Construction Management Association of America, and the American Waterworks Association. Mr. Potts is also currently serving and has served since 1992 as Director of Construction for the Rockdale County Board of Commissioners. He is a former Board member and Executive Committee member of the Conyers/Rockdale Chamber of Commerce, and is an active charter member of the Haven Fellowship Church.

      Arthur J. Torsiglieri, Jr., M.D., age 41, has since June 1990 been a physician in Conyers, Georgia, specializing in ear, nose and throat illnesses. Dr. Torsiglieri is President of ENT Specialists, P.C., and is affiliated with Honey Creek Medical Association, Inc. and Wellbrook Association, Conyers, Georgia. Dr. Torsiglieri is also a clinical instructor in the Department of Surgery, Division of Otolaryngology at Emory University, Atlanta, Georgia. Dr. Torsiglieri is a Fellow of the American Academy of Otolaryngology and the American College of Surgeons. Dr. Torsiglieri is a charter member of the Rotary Club of Rockdale and serves on the Eagles Board of Review for the Boy Scouts of America in Rockdale and Newton Counties.

Executive Officers

      Brian D. Hawkins, age 32, has served as Chief Financial Officer of the Company since October 13, 1998. Prior to his service with the company, Mr. Hawkins served as Senior Accountant with Main Street Bank from April 1996 to October 1998. Mr. Hawkins served as a Human Resources Administrator/Specialist with SunTrust Banks, Inc. in Atlanta from 1991 to 1995 and as a Financial Analyst with SunTrust, Chattanooga in 1995 and 1996.

      William R. Walker II, age 33, has served as Senior Lending Officer of the Company since September 1997. Prior to his service with the Company, Mr. Walker served as a commercial lender with NationsBank from January 1996 to September 1997. Mr. Walker also served in various management positions with Bank South from 1989 to 1996, prior to its acquisition by NationsBank. Most recently, Mr. Walker served as a commercial lender in the Conyers and Atlanta areas from 1994 to 1996.

      There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain of the Company's officers and persons who own more than 10% of the outstanding Common Stock of the Company to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such person. Officers, directors, and greater than 10% stockholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors, and 10% stockholders were complied with during the year ended December 31, 1999, except for Dr. R. Flynn Nance, a director of the Company, who failed to file, on a timely basis, one report relating to one transaction.

Item 10.  Executive Compensation
-------   ----------------------

      The following table provides certain summary information for the fiscal years ended December 31, 1999, 1998 and 1997 concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer. None of the other executive officers of the Company had total annual salary and bonus which exceeded $100,000 during the last fiscal year.

                                                       Summary Compensation Table
                          ---------------------------------------------------------------------------
                             Annual Compensation                       Long Term Compensation
                          ----------------------------    -------------------------------------------
                                                                             Number of
     Name and                                             Restricted Stock    Options      All Other
Principal Position        Year      Salary       Bonus       Awards ($)      Awarded     Compensation
------------------        ----      ------       -----    ----------------   ---------   ------------
William L. Daniel         1999     $103,000      $- 0 -       $- 0 -          $- 0 -        $21,867(1)
     President and        1998     $100,000      $- 0 -       $- 0 -           9,262        $14,729(2)
     Chief Executive      1997     $ 93,200      $- 0 -       $- 0 -           - 0 -        $ - 0 -
      Officer

-------------------
(1) Includes $8,400 in travel allowances and $13,407 in life insurance premiums.
(2) Includes $8,400 in travel allowances and $6,329 in life insurance premiums.

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

Stock Option Plans

      On January 27, 1998, the Company's Board of Directors adopted an Incentive Stock Option Plan (the "Plan") to cover Mr. Daniel's options and for employees who are contributing significantly to the management or operation of the business of the Company or its subsidiaries as determined by the committee administering the Plan. The Plan was approved by the stockholders of the Company at their annual meeting held on May 5, 1998. The Plan provides for the grant of options at the discretion of a committee designated by the Board of Directors to administer the Plan. No person may serve as a member of the committee who is then eligible for a grant of options under the Plan or has been so eligible for a period of one year prior to his service on the committee. The option exercise price must be at least 100% (110% in the case of a holder of 10% or more of the Common Stock) of the fair market value of the stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Stock options granted pursuant to the Plan expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. 100,000 shares have been reserved for issuance under the Plan. During fiscal 1999, an aggregate of 7,436 stock options were granted under the Plan. At December 31, 1999, 12,596 stock options were exercisable.

Compensation of Directors

      The Bank is currently paying director's fees at the rate of $400 per month per director.

      On August 24, 1998 (the "Effective Date"), the Board of Directors of the Company approved a deferred compensation plan (the "Directors' Plan") to help retain the services of those Company directors who do not hold a management position (the "Eligible Directors"). The Directors' Plan provides that each Eligible Director serving on the Board of Directors as of the Effective Date shall be granted an option to purchase 5,000 shares of the Company's Common Stock. The Directors' Plan further provides for the grant, at the end of each fiscal year, of an option to purchase 500 shares of Common Stock to each Eligible Optionee who continues to serve on the Board of Directors as of the last business day of that fiscal year. Options granted pursuant to the Directors' Plan become fully exercisable as of the date of grant. Such options expire on the earlier of (i) the tenth anniversary of the date of grant or (ii) the first anniversary of the date that the Optionee ceases service on the Board of Directors for reasons other than death or disability. 100,000 shares have been reserved for issuance under the Directors' Plan. During fiscal 1999, an aggregate of 4,000 stock options were granted under the Directors' Plan.

Stock Options

      The following table presents information regarding grants to the named person of options to purchase shares of the Common Stock during the year ended December 31, 1999:

                                             % of Total Options
                     Number of Securities   Granted to Employees
                     Underlying Options     during the year ended       Exercise or       Expiration
      Name              Granted (#)           December 31, 1999      Base Price ($/sh)       Date
      ----           --------------------   ---------------------    ------------------  ------------
William L. Daniel           - 0 -                   - 0 -                    N/A              N/A
-----------------------------------------------------------------------------------------------------

      The following table presents information regarding the value of unexercised options held at December 31, 1999 by William L. Daniel. No stock options were exercised and there were no SARs outstanding during fiscal 1999.

                                            Number of
                                       Unexercised Options              Value of Unexercised
                                            at FY-End                   In-the-Money Options
                                               (#)                            at FY-End
                                 --------------------------------  -------------------------------
             Name                   Exercisable/Unexercisable       Exercisable (1)/Unexercisable
-------------------------------  --------------------------------  -------------------------------
William L. Daniel                             9,262 / 0                      $18,524 / $0

--------------------
(1) Dollar values calculated by determining the difference between the estimated fair market value of the Company's Common Stock at December 31, 1999 ($12.00) and the exercise price of such options. Because no organized trading market exists for the Common Stock of the Company, the fair market value was computed by reference to recent sales of the Company's Common Stock.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

      The following table sets forth certain information as of March 15, 2000 with respect to ownership of the outstanding Common Stock of the Company by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director of the

Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group.

                                                               Number of          Percent of
Name of Beneficial Owner                                       Shares(1)             Total
------------------------                                 ----------------------  -------------

C. Dean Alford.........................................              33,000/(2)/       4.5%
Troy A. Athon..........................................                 600             *
William L. Daniel......................................              24,262/(3)/       3.3%
Hazel E. Durden........................................              16,000/(4)/       2.2%
John A. Fountain, M.D..................................              21,000/(5)/       2.8%
Brian Hawkins..........................................                 800/(6)/        *
Michael P. Jones.......................................              25,000/(7)/       3.4%
Julia W. Morgan........................................              30,750/(8)/       4.2%
R. Flynn Nance, D.V.M..................................              19,300/(9)/       2.6%
Michael R. Potts.......................................              22,500/(10)/      3.0%
Arthur J. Torsiglieri, Jr., M.D........................              21,000/(11)/      2.8%
William R. Walker......................................               3,668/(12)/       *
     All Directors and Officers (12 persons)...........             217,880           29.4%

*  Less than 1% of shares outstanding.
---------------
/(1)/ Except as indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 676,188 shares outstanding. The percentages for each of those parties who hold presently exercisable options are based upon the sum of 676,188 shares plus the number of shares subject to presently-exercisable options held by each such party, as indicated in the following notes. All persons above have a business address of P.O. Box 82030, Conyers, Georgia 30013.
/(2)/ Mr. Alford and his spouse hold joint voting and investment power with respect to 25,000 shares. The number of shares includes 2,000 shares in an irrevocable trust, with respect to which Mr. Alford disclaims beneficial ownership and 6,000 shares subject to presently-exercisable stock options.
/(3)/ Includes 9,262 shares subject to presently-exercisable stock options. /(4)/ Ms. Durden holds joint voting and investment power with respect to 10,000 shares, including 1,000 shares with Natelie Brook Elmore, 1,000 with Garrett Austin Elmore, and 8,000 with Gary E. Elmore. Number of shares includes 6,000 shares subject to presently-exercisable stock options.
/(5)/ Dr. Fountain and his wife hold joint voting and investment power with respect to 10,000 shares. Number of shares includes 6,000 shares subject to presently-exercisable stock options.
/(6)/ Number of shares include 800 in presently exercisable stock options. /(7)/ Includes 18,000 shares owned by Mr. Jones' wife, Meta B. Jones. Number of shares includes 6,000 shares subject to presently-exercisable stock options.
/(8)/ Includes 22,000 shares held in a trust as to which Ms. Morgan has sole voting and investment power. Number of shares includes 6,000 shares subject to presently-exercisable stock options.
/(9)/ Dr. Nance and his wife hold joint voting and investment power with respect to 10,000 shares. Number of shares includes 6,000 shares subject to presently-exercisable stock options. Number of shares also includes 300 held in trust for Dr. Nance's children in the name of Dr. Nance's mother, Harriett L. Nance, with respect to which Dr. Nance disclaims beneficial ownership. Number of shares includes 1,000 shares owned by Dr. Nance's wife, and each of his three children.
/(10)/ Mr. Potts and his wife have joint voting and investment power with respect to 4,400 shares. Number of shares includes 6,000 shares subject to presently-exercisable stock options.
/(11)/ Dr. Torsiglieri and his wife have joint voting and investment power with respect to 15,000 shares. Number of shares includes 6,000 shares subject to presently-exercisable stock options.
/(12)/ Mr. Walker and his spouse have joint voting and investment power with respect to 1,000 shares. Number of shares includes 2,668 shares subject to presently-exercisable stock options.
/(12)/ Includes 71,285 shares subject to presently-exercisable options.

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

Item 13.  Exhibits and Reports on Form 8-K
-------   --------------------------------

     (a)  Exhibits.  The following exhibits are filed with or incorporated by
          --------
reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from the Company's: (i) Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 333-24435 (referred to as "SB-2"); and Annual Report on Form 10-KSB for the year ended December 31, 1998 ("1998 10-KSB"). The exhibit numbers correspond to the exhibit numbers in the referenced document.

  Exhibit No.               Description of
  -----------    ---------------------------------------------

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

      *3.3 -     Amended and Restated Articles of Incorporation of the Company
                   (SB-2)

      *3.4 -     Bylaws of the Company (SB-2)

      *4.1 -     Specimen Common Stock Certificate (SB-2)

     *10.1 -     Employment Agreement dated February 21, 1997 between the
                    Company and William L. Daniel (SB-2)

     *10.2 -     Option Agreement together with Contract of Sale of Property dated February 4, 1997 by and between the Company and Fred Eugene Smith for the property located at the intersection of Highway 138 and Miller's Chapel Road, Conyers, Georgia (SB-
                    2)

     *10.3 -     Option Agreement together with Purchase and Sale Agreement dated January 14, 1997 by and between the Company and Colony Properties for the property located at 1600 Highway 20 North, Conyers, Georgia (SB-2)

     *10.4 -     Rockdale National Bancshares, Inc. Stock Option Plan (1998 10-
                    KSB)

     *10.5 -     Rockdale National Bancshares, Inc. Non-Management Directors'
                    Stock Option Plan (1998 10-KSB)

      21.1 -     Subsidiaries of the Registrant

      27.1 -     Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K.  No reports on Form 8-K were required to be filed
          -------------------
for the fourth quarter of 1999.

             Rockdale National Bancshares, Inc.
                                 and Subsidiary

                               Conyers, Georgia





                                              Consolidated Financial Statements
                                         Years Ended December 31, 1999 and 1998

             Rockdale National Bancshares, Inc. and Subsidiary

                                   Contents


Report of Independent Certified Public Accountants       2

Consolidated Financial Statements

   Balance sheets                                        3

   Statements of income                                4-5

   Statements of changes in stockholders' equity         6

   Statements of cash flows                              7

   Notes to financial statements                      8-26

Report of Independent Certified Public Accountants



The Board of Directors and Stockholders
Rockdale National Bancshares, Inc.
 and Subsidiary
Conyers, Georgia


We have audited the accompanying consolidated balance sheets of Rockdale National Bancshares, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rockdale National Bancshares, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


BDO Seidman, LLP



Atlanta, Georgia
January 20, 2000

               Rockdale National Bancshares, Inc. and Subsidiary
                          Consolidated Balance Sheets

December 31,                                                               1999                    1998
-----------------------------------------------------------------------------------------------------------
Assets

Cash and due from banks (Note 2)                                        $ 3,389,459             $ 2,969,184
Federal funds sold                                                        1,450,000               2,970,000
Investment securities available for sale (Note 3)                        10,217,921               9,753,621
Other investments (Note 3)                                                  305,000                 180,000
Loans, net of allowance for loan losses of $531,024 in 1999
 and $194,581 in 1998 (Notes 4 and 11)                                   40,884,119              15,942,009
Premises and equipment, net (Note 5)                                      3,119,418               1,926,958
Accrued interest receivable                                                 406,245                 247,573
Other assets                                                                547,052                  66,856
-----------------------------------------------------------------------------------------------------------
Total Assets                                                            $60,319,214             $34,056,201
-----------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Liabilities
 Deposits:  (Note 10)
  Noninterest-bearing demand                                            $11,162,952             $ 4,691,963
  Interest-bearing demand and money market                               16,909,820              16,035,788
  Savings                                                                 1,393,257                 873,773
  Time deposits of $100,000 or more                                       6,295,089               3,216,087
  Other time deposits                                                    16,471,710               3,483,977
-----------------------------------------------------------------------------------------------------------
Total deposits                                                           52,232,828              28,301,588

 Accrued interest payable                                                    66,271                  19,754
 Other liabilities                                                          105,150                  46,576
 Other borrowings (Note 7)                                                2,500,000                       -
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                        54,904,249              28,367,918
-----------------------------------------------------------------------------------------------------------

Commitments and contingent liabilities (Note 13)

Stockholders' equity (Note 12)
 Common stock, par value $1.00; 10,000,000 shares
  authorized, 676,188 shares issued and outstanding                         676,188                 676,188
 Capital surplus                                                          6,051,196               6,051,196
 Accumulated deficit                                                       (957,005)             (1,053,032)
 Accumulated other comprehensive income (loss) - market
  valuation reserve on investment securities available for
  sale (Note 3)                                                            (355,414)                 13,931
-----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                5,414,965               5,688,283
-----------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                              $60,319,214             $34,056,201
-----------------------------------------------------------------------------------------------------------
                                               See accompanying notes to consolidated financial statements.

                           Rockdale National Bancshares, Inc. and Subsidiary
                                    Consolidated Statements of Income

Years ended December 31,                                                      1999                    1998
-------------------------------------------------------------------------------------------------------------
Interest income
 Loans, including fees                                                      $2,704,717             $1,081,903
 Investment securities:
  U.S. Government agencies and corporations                                    578,974                560,050
  Other investments                                                             58,132                  5,400
 Federal funds sold                                                            132,437                130,503
-------------------------------------------------------------------------------------------------------------
Total interest income                                                        3,474,260              1,777,856
-------------------------------------------------------------------------------------------------------------
Interest expense
 Interest-bearing demand and money market                                      555,940                536,297
 Savings                                                                        23,858                 24,567
 Time deposits of $100,000 or more                                             204,521                118,046
 Other time deposits                                                           592,114                103,920
 Other borrowings (Notes 6 and 7)                                               46,419                  3,654
-------------------------------------------------------------------------------------------------------------
Total interest expense                                                       1,422,852                786,484
-------------------------------------------------------------------------------------------------------------
Net interest income                                                          2,051,408                991,372
Provision for loan losses (Note 4)                                             361,443                149,208
-------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                          1,689,965                842,164
-------------------------------------------------------------------------------------------------------------
Other income
 Service charges on deposit accounts                                           250,748                114,346
 Investment securities losses, net (Note 3)                                      2,046                   (423)
 Other income                                                                   70,671                 48,949
-------------------------------------------------------------------------------------------------------------
Total other income                                                             323,465                162,872
-------------------------------------------------------------------------------------------------------------
Other expense
 Salaries and other compensation                                               732,148                557,923
 Employee benefits                                                             150,823                102,815
 Net occupancy and equipment expense                                           322,100                256,368
 Professional and other outside services                                       160,019                139,215
 Other expense                                                                 552,313                455,526
-------------------------------------------------------------------------------------------------------------
Total other expense                                                          1,917,403              1,511,847
-------------------------------------------------------------------------------------------------------------
Income (loss) before income tax (provision) benefit                             96,027               (506,811)
Income tax (provision) benefit (Note 9)                                              -                      -
-------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of change in                         $   96,027             $ (506,811)
 accounting principle
-------------------------------------------------------------------------------------------------------------
                                                 See accompanying notes to consolidated financial statements.
                                          (Continued)

               Rockdale National Bancshares, Inc. and Subsidiary
                 Consolidated Statements of Income (Continued)



Years ended December 31,                                         1999          1998
---------------------------------------------------------------------------------------
Income (loss) before cumulative effect of change in
 accounting principle                                           $96,027      $(506,811)
Cumulative effect on prior years of change in accounting
 principle for deferred organization costs, net of tax                -        (77,593)
---------------------------------------------------------------------------------------
Net income (loss)                                               $96,027      $(584,404)
---------------------------------------------------------------------------------------
Basic and diluted income (loss) per common share:
 Income (loss) before cumulative effect of change in
  accounting principle                                          $   .14      $    (.75)
 Cumulative effect on prior years of change in accounting
  principle for deferred organization costs                           -           (.12)
---------------------------------------------------------------------------------------
Basic income (loss) per common share                            $   .14      $    (.87)
---------------------------------------------------------------------------------------
                           See accompanying notes to consolidated financial statements.

                               Rockdale National Bancshares, Inc. and Subsidiary
                          Consolidated Statements of Changes in Stockholders' Equity

                                                                           Accumulated Other
                                             Comprehensive                   Comprehensive
                                                Income      Accumulated      Income-Market      Common     Capital
                               Total            (Loss)        Deficit     Valuation Reserve     Stock      Surplus
--------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998   $6,235,063                     $  (468,628)       $  (2,693)      $673,188   $6,033,196

Proceeds from sale of            21,000                               -                -          3,000       18,000
 capital stock

Comprehensive income
 Net loss                      (584,404)        $(584,404)     (584,404)               -              -            -
 Other comprehensive
  income (loss), net of
  tax:
   Market valuation
    adjustment on
    securities available
    for sale                     16,624            16,624             -           16,624              -            -
                                               ----------
Comprehensive income
 (loss)                                         $(567,780)
                                                =========
--------------------------------------------------------------------------------------------------------------------


Balance at December 31,
 1998                         5,688,283                      (1,053,032)          13,931        676,188    6,051,196

Comprehensive income
 Net income                      96,027         $  96,027        96,027                -              -            -
 Other comprehensive loss:
   Market valuation
    adjustment on
    securities available
    for sale                   (369,345)         (369,345)            -         (369,345)             -            -
                                                ---------
Comprehensive loss                              $(273,318)
                                                =========
--------------------------------------------------------------------------------------------------------------------

Balance at December 31,
 1999                        $5,414,965                     $  (957,005)       $(355,414)      $676,188   $6,051,196
--------------------------------------------------------------------------------------------------------------------
                                                        See accompanying notes to consolidated financial statements.

                               Rockdale National Bancshares, Inc. and Subsidiary
                                    Consolidated Statements of Cash Flows

Years ended December 31,                                                            1999                      1998
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
 Net income (loss)                                                             $     96,027              $   (584,404)
 Adjustments to reconcile net loss to net cash provided (used)
  by operating activities:
   Net amortization of investment securities                                         67,778                    27,153
   Net (gain) loss on sale and call of investment securities
    available for sale                                                               (2,046)                      423
   Depreciation and amortization of premises and equipment                          177,046                   112,340
   Provision for loan losses                                                        361,443                   149,208
   Cumulative effect of change in accounting for organization
    costs                                                                                 -                    77,593
   Deferred income tax (expense) benefit                                                  -                   (30,868)
   Gain on sale of fixed assets                                                         (50)                        -
   Increase in deferred loan fees                                                   (63,557)                  (29,670)
   Decrease (increase) in other assets                                             (473,021)                   13,867
   Increase in accrued interest receivable                                         (158,672)                 (146,500)
   Increase in accrued interest payable                                              46,517                    13,374
   Increase in other liabilities                                                     58,574                    40,576
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used by) operating activities                                 110,039                  (356,908)
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
 Purchases of investment securities available for sale                           (3,317,658)              (11,383,186)
 Purchases of other investments                                                    (398,100)                        -
 Maturities of investment securities available for sale                             109,583                   485,072
 Sales of investment securities available for sale                                  486,080                 2,917,977
 Calls of investment securities available for sale                                1,815,442                 3,550,000
 Calls of other investments                                                         273,100                         -
 Loans originated, net of principal repayments                                  (25,239,996)              (12,462,405)
 Purchases of premises and equipment                                             (1,371,996)                 (400,394)
 Sale of premises and equipment                                                       2,540                    24,775
---------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                           (27,641,005)              (17,268,161)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
 Proceeds from sales of capital stock                                                     -                    21,000
 Net increase in demand, money market and savings deposits                        7,864,505                12,925,614
 Time deposits accepted, net of repayments                                       16,066,736                 4,983,342
 Proceeds from other borrowings                                                   2,500,000                         -
---------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        26,431,241                17,929,956
---------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                          (1,099,725)                  304,887
Cash and cash equivalents at beginning of year                                    5,939,184                 5,634,297
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                       $  4,839,459              $  5,939,184
---------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash paid
 Interest                                                                      $  1,376,335              $    773,110
 Income taxes                                                                             -                         -
---------------------------------------------------------------------------------------------------------------------
                                                         See accompanying notes to consolidated financial statements.

             Rockdale National Bancshares, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Rockdale National Bancshares, Inc. (the Company) provides a full range of banking and bank-related services to individual and corporate customers through its bank subsidiary located in Rockdale County, Georgia. The Company and its subsidiary are subject to competition from other financial institutions and are also subject to the regulations of certain government agencies and, therefore, undergo periodic examinations by those regulatory authorities.

The accounting and reporting policies of Rockdale National Bancshares, Inc. and subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. The following is a summary of the more significant of these policies.

Basis of Presentation

The Company was incorporated under the laws of the State of Georgia on February 13, 1997, to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended. The Company began its general banking business on October 14, 1997. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

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

Investment Securities

Investment securities available for sale are reported at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity. Other investments are reported at cost and, accordingly, earnings are reported when interest is accrued or when dividends are received.

Premium and discount on all investment securities are amortized (deducted) and accreted (added), respectively, to interest income on the straight-line and interest methods over the period to the maturity of the related securities. Premium and discount on mortgage-backed securities are amortized and

             Rockdale National Bancshares, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements

accreted to interest income using a method which approximates a level yield over the period to maturity of the related securities, taking into consideration assumed prepayment patterns.

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

A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices, or for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

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

Income Taxes

The tax effects of transactions are recorded at current tax rates in the periods the transactions are reported for financial statement purposes. Deferred income taxes are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

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

Earnings Per Common Share

Earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during each year. Shares issued during the year are weighted for the portion of the year in which they were outstanding. Diluted earnings (loss) per share is calculated in a manner consistent with that of basic earnings (loss) per share, while giving effect to all dilutive potential common shares that were outstanding during the period. Basic and diluted earnings (losses) per share are based upon 676,188 and 687,506 shares, respectively, for the year ended December 31, 1999, and 675,448 shares for the year ended December 31, 1998.

Stock-Based Compensation

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

Off-balance-sheet instruments - The fair value for off-balance sheet lending commitments is equal to the amount of commitments outstanding at December 31, 1999. This is based on the fact that the Company generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.

Reclassifications

Certain reclassifications have been made in the 1998 financial statements to conform with the 1999 presentation.

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


2. Cash and Due From Banks

The Federal Reserve Board requires that banks maintain reserve balances with the Federal Reserve Bank or in cash on hand, based on the institution's deposit balances. At December 31, 1999 and 1998, the Bank's reserve requirement was met by cash on hand.

             Rockdale National Bancshares, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements

3.    Investment Securities

The amortized cost and estimated market value of investment securities available for sale are as follows:

                                         Amortized           Unrealized           Unrealized          Market
December 31, 1999                           Cost               Gains                Losses             Value
---------------------------------------------------------------------------------------------------------------
U.S. Government agencies and
 corporations                           $10,174,191          $        -            $337,586         $ 9,836,605
Mortgage-backed securities                  399,144                   -              17,828             381,316
---------------------------------------------------------------------------------------------------------------
                                        $10,573,335          $        -            $355,414         $10,217,921
---------------------------------------------------------------------------------------------------------------



                                         Amortized           Unrealized           Unrealized          Market
December 31, 1998                           Cost               Gains                Losses             Value
---------------------------------------------------------------------------------------------------------------
U.S. Government agencies and
 corporations                            $9,732,512             $37,485             $16,376          $9,753,621
---------------------------------------------------------------------------------------------------------------

Other investments consists of common stock in the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta.

In 1999, the unrealized loss on available-for-sale securities is $355,414 and is included as a separate component of stockholders' equity. This unrealized loss is not shown net of taxes since the Company is not cumulatively profitable at December 31, 1999. In 1998, the unrealized gain on available-for-sale securities, net of the related deferred taxes of $7,177, was $13,931.

The amortized cost and estimated market value of investment securities available for sale at December 31, 1999, by contractual maturity, are shown as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                                                 Investment Securities
                                                                                   Available for Sale
                                                                             -------------------------------
                                                                                Amortized           Market
December 31, 1999                                                                 Cost               Value
-------------------------------------------------------------------------------------------------------------
Due in one year or less                                                        $ 5,679,502        $ 5,499,205
Due after one year through three years                                           1,798,871          1,757,273
Due after three years through five years                                         1,695,817          1,609,342
Due after five years                                                             1,000,000            970,785
Mortgage-backed securities                                                         399,143            381,316
-------------------------------------------------------------------------------------------------------------
                                                                               $10,573,333        $10,217,921
-------------------------------------------------------------------------------------------------------------

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

Proceeds from sales of investment securities available for sale during 1999 and 1998 were $486,080 and $2,917,977 with gross gains of $1,584 and $99 and gross losses of $0 and $2,091, respectively. Maturities and principal repayments of investment securities available for sale during 1999 and 1998 were $109,583 and $485,072, respectively. Gross gains realized from calls of available-for-sale securities during 1999 and 1998 were $462 and $1,569, respectively.

Investment securities having carrying values of approximately $6,692,000 and $5,898,000 at December 31, 1999 and 1998, respectively, were pledged to secure public funds on deposit.

At December 31, 1999 and 1998, the Bank had no outstanding off-balance-sheet derivative financial instruments, such as swaps, options, futures, or forward contracts.

4.    Loans
Major classifications of loans are as follows:

December 31,                               1999             1998
------------                            -----------      -----------
Commercial                              $ 5,634,000      $ 2,595,000
Loans secured by real estate
 Construction                            12,093,000        3,765,000
 Individual mortgage                      3,388,000        1,715,000
 Commercial mortgage                     17,494,000        5,739,000
Installment and simple interest           2,899,000        2,352,000
                                        -----------      -----------
Total loans                              41,508,000       16,166,000
Less:  Net deferred loan fees               (93,000)         (30,000)
    Allowance for loan losses              (531,000)        (194,000)
                                        -----------      -----------
Loans, net                              $40,884,000      $15,942,000
                                        ===========      ===========

Most of the Bank's business activity is with customers located within Rockdale County and the surrounding area. As of December 31, 1999 and 1998, the Bank's loan portfolio had approximately $32,975,000 and $11,219,000, respectively, secured by real estate.

At December 31, 1999 and 1998, the Bank has no nonaccrual loans or loans which are considered impaired.

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

The following is a summary of transactions in the allowance for loan losses:

Years ended December 31,                            1999       1998
------------------------                          --------    --------
Balance, beginning of year                        $194,581    $ 45,373
Provision charged to expense                       361,443     149,208
Loans charged off                                  (25,000)          -
Recoveries of loans previously charged off               -           -
                                                  --------    --------
Balance, end of year                              $531,024    $194,581
                                                  ========    ========


5.    Premises and Equipment

Premises and equipment are comprised of the following:

December 31,                                         1999         1998
------------                                     -----------  -----------
Land                                             $   585,542  $   585,542
Buildings and ground improvements                  1,990,279      520,920
Furniture, fixtures and equipment                    858,942      588,728
Construction in process                                    -      370,920
                                                 -----------   ----------
                                                   3,434,763    2,066,110
Less accumulated depreciation and amortization      (315,345)    (139,152)
                                                  ----------   ----------
Premises and equipment, net                       $3,119,418   $1,926,958
                                                  ==========   ==========

Depreciation and amortization expense totaled $177,046 and $112,340 for 1999 and 1998, respectively.

The Company operated out of offices in a modular bank facility pursuant to a month-to-month operating lease at a monthly rental of $3,500 until the new main office facility was completed in April 1999. The Bank also has certain equipment leased under various operating leases. Rental expense was $17,820 and $56,479 in 1999 and 1998, respectively.


6.  Short-Term Borrowings

The Bank utilizes short-term borrowings as needed for liquidity purposes in the form of federal funds purchased. The Bank has unsecured lines of credit for federal funds purchased from other banks totaling $4,000,000 and $3,500,000 at December 31, 1999 and 1998, respectively. There were no amounts outstanding under these lines at December 31, 1999 and 1998. In 1999, the maximum and daily average amounts of federal funds purchased were approximately $2,000,000 and $74,000, respectively, while such amounts were approximately $3,000,000 and $54,000, respectively, in 1998. The average interest rate paid on the federal funds purchased in 1999 and 1998 was 5.65 percent and 6.74 percent, respectively.

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements


7.  Long-Term Borrowings

The Bank also utilizes borrowings as needed for liquidity purposes in the form of Federal Home Loan Bank (FHLB) advances. The advances are collateralized by deposits held at the Federal Home Loan Bank. The following advances were outstanding:

December 31, 1999
-----------------
$2,500,000 principal balance, 5.00 percent fixed rate,
 granted September 1, 1999, interest payable quarterly,
 matures September 1, 2009                                    $2,500,000
                                                              ==========

The FHLB has the option, beginning March 1, 2000, and continuing on each quarterly payment date thereafter, to convert these advances into a three-month LIBOR-based floating rate advance. If the FHLB elects not to convert this advance, then the Bank may elect to terminate in whole this transaction on any payment date with the payment of a prepayment fee to the FHLB. If the FHLB elects to convert the advance, the Bank may elect to terminate this transaction without payment of a prepayment fee on any subsequent date.


8.  Employee Benefit Plans

The Bank has a contributory 401(k) employee profit sharing plan, subject to certain minimum age and service requirements. Under the provisions of the plan, employees may contribute from 1 to 15 percent of their salaries, up to the legal contribution limit, and the Bank matches 10 percent of the employees' contributions, up to a maximum of 6 percent. Amounts expensed in the years ended December 31, 1999 and 1998, as a result of the Bank's contributions to the plan, totaled $1,008 and $3,228, respectively.


9.    Income Taxes

The following are the components of income tax expense as provided:

Years ended December 31,               1999           1998
------------------------              -----          -----
Current income tax provision          $  -           $  -
Deferred income tax benefit              -              -
                                      -----          -----
                                      $  -           $  -
                                      =====          =====

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements


A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows:

Years ended December 31,                                          1999        1998
------------------------                                        --------    ---------
Pretax income (loss)                                            $ 96,027    $(584,404)
--------------------                                            ========    =========
Income tax (benefit) computed at federal statutory tax rate     $ 32,649    $(198,697)
Increase (decrease) resulting from:
 Nondeductible meals and entertainment                             1,688        2,075
 Cash value income                                                     -       (1,456)
 State income tax provision (benefit), net of federal tax          3,803      (37,121)
  benefit
 Utilization of net operating loss carryforward                  (38,140)           -
 Valuation allowance                                                   -      235,199
                                                                --------    ---------
                                                                $      -    $       -
                                                                ========    =========

The following summarizes the tax effects of temporary differences which comprise net deferred tax assets:

December 31,                                             1999          1998
------------                                         ---------      ---------
Deferred income tax assets:
 Allowance for loan losses                           $ 184,790      $  60,785
 Net operating loss carryforward                       171,779        366,532
 Unrealized (gain) loss on investment securities       126,399         (8,761)
  available for sale
 Deferred organizational costs                           9,883         29,005
 Deferred compensation                                   7,592              -
 Deferred loan fees                                     35,389         11,263
                                                     ---------      ---------
Total deferred income tax assets                       535,832        458,824
                                                     ---------      ---------
Deferred income tax liabilities:
 Accumulated depreciation                              (81,161)       (55,338)
                                                     ---------      ---------
Total deferred income tax liabilities                  (81,161)       (55,338)
                                                     ---------      ---------
Valuation allowance                                   (454,671)      (412,247)
                                                     ---------      ---------
Net deferred income tax (liability) asset            $       -      $  (8,761)
                                                     =========      =========

As of December 31, 1999 and 1998, the Company had cumulative net operating loss carryforwards of $1,037,366 and $1,075,506, respectively, for financial reporting purposes, and $452,582 and $965,575, respectively, for tax purposes. The cumulative net operating loss carryforwards expire over 20 years in either 2017 or 2018.

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements


10.  Time Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $6,295,000 and $3,216,000, respectively, at December 31, 1999 and 1998.

At December 31, 1999, the scheduled maturities of time deposits of $100,000 or more are as follows:

Years ending December 31,
-------------------------
  2000                         $5,368,092
  2001 and 2002                   412,716
  Thereafter                      514,281
                               ----------
                               $6,295,089
                               ==========

11.  Related Party Transactions

At December 31, 1999 and 1998, the Bank had direct and indirect loans which aggregated $2,383,840 and $1,498,662, respectively, outstanding to or for the benefit of certain of the Bank's officers, directors and their related interests. During 1999 and 1998, $1,536,957 and $384,276 of such loans were made and repayments totaled $651,779 and $145,075, respectively. These loans were made in the ordinary course of business in conformity with normal credit terms, including interest rates and collateral requirements prevailing at the time for comparable transactions with other borrowers. These individuals and their related interests also maintain customary demand and time deposit accounts with the Bank.


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

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements


                                                  Well Capitalized
                                                     Requirement
                               --------------------------------------------
December 31, 1999                   Amount                  Ratio
                               --------------------------------------------
Tier 1 Capital (to
 Average Assets)
  Bank                            >/= $2,388,033            >/= 5.0%
  Consolidated                    >/= $2,412,159            >/= 5.0%

Tier 1 Capital (to Risk
 Weighted Assets)
  Bank                            >/= $2,793,842            >/= 6.0%
  Consolidated                    >/= $2,800,389            >/= 6.0%

Total Capital (to Risk
 Weighted Assets)
  Bank                            >/= $4,656,404            >/= 10.0%
  Consolidated                    >/= $4,667,898            >/= 10.0%

                                           Adequately
                                          Capitalized
                                          Requirement                          Actual
                                   -------------------------------------------------------------
                                      Amount           Ratio            Amount           Ratio
                                   -------------      --------       -------------     ---------


Tier 1 Capital (to                    $1,910,426          4.0%          $5,310,450         11.1%
 Average Assets)                      $1,929,727          4.0%          $5,770,380         12.0%
  Bank
  Consolidated

Tier 1 Capital (to Risk               $1,862,562          4.0%          $5,310,450         11.4%
 Weighted Assets)                     $1,867,038          4.0%          $5,770,380         12.4%
  Bank
  Consolidated

Total Capital (to Risk                $3,725,123          8.0%          $5,841,474         12.6%
 Weighted Assets)                     $3,734,076          8.0%          $6,301,404         13.5%
  Bank
  Consolidated

                                           Well Capitalized
                                               Requirement
                               ----------------------------------------
December 31, 1998                    Amount                Ratio
                               -----------------      -----------------
Tier 1 Capital (to
 Average Assets)
  Bank                           >/= $1,532,650          >/= 5.0%
  Consolidated                   >/= $1,341,460          >/= 5.0%

Tier 1 Capital (to Risk
 Weighted Assets)
  Bank                           >/= $1,256,520          >/= 6.0%
  Consolidated                   >/= $1,263,900          >/= 6.0%

Total Capital (to Risk
 Weighted Assets)
  Bank                           >/= $2,094,200          >/= 10.0%
  Consolidated                   >/= $2,106,500          >/= 10.0%


                                                         Adequately
                                   Capitalized
December 31, 1998                  Requirement                          Actual
-----------------------------------------------------------------------------------------
                               Amount           Ratio            Amount           Ratio
                            -------------      --------       -------------     ---------
Tier 1 Capital (to
 Average Assets)
  Bank                         $1,226,120          4.0%          $5,155,000         16.8%
  Consolidated                 $1,073,170          4.0%          $5,661,000         21.1%

Tier 1 Capital (to Risk
 Weighted Assets)
  Bank                         $  837,680          4.0%          $5,155,000         24.6%
  Consolidated                 $  842,600          4.0%          $5,666,500         26.9%

Total Capital (to Risk
 Weighted Assets)
  Bank                         $1,675,360          8.0%          $5,350,000         25.6%
  Consolidated                 $1,685,200          8.0%          $5,877,000         27.9%

Management believes that, as of December 31, 1999, the Bank and Company meet all capital requirements to which they are subject.

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends which the Bank may pay without obtaining prior regulatory approval. These restrictions are based on the level of regulatory classified assets, the prior years' net earnings, and the ratio of equity capital to total assets. At December 31, 1999, total stockholders' equity of the Bank was $5,090,780 and was not available for dividends.

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements


Stock Options

During 1998, the Company's Board of Directors approved a stock option plan, which allows for a total of 100,000 common stock options to be granted to members of the Board of Directors. The exercise price for each option shall be the average market price of a share of stock on the date of grant. Options are to be granted annually, based on Board service, and expire ten years after the date of grant. Summarized information related to these options is as follows at December 31, 1999:

                                                                Exercise Price     Weighted Average
                                                    Shares           Range          Exercise Price
                                                   -------      ---------------    ----------------
Balance at December 31, 1997                             -               $    -          $    -
 Granted                                            40,000                10.00           10.00
 Exercised                                               -                    -               -
 Expired                                                 -                    -               -
                                                   -------     ----------------          ------
Balance at December 31, 1998                        40,000                10.00           10.00
 Granted                                             4,000                11.00           11.00
 Exercised                                               -                    -               -
 Expired                                                 -                    -               -
                                                   -------     ----------------          ------
Balance at December 31, 1999                        44,000     $10.00 -  $11.00          $10.09
                                                   =======     ================          ======

Options exercisable at December 31, 1999            44,000     $10.00 -  $11.00
Options exercisable at December 31, 1998            40,000                10.00

Weighted average fair value of options granted
 during 1999                                       $  4.62
Weighted average fair value of options granted
 during 1998                                       $  4.73
                                                   =======     ================

During 1998, the Board of Directors approved a stock option plan which allows for a total of 100,000 common stock options to be granted to eligible directors, officers and key employees. Stock options granted under this plan may be incentive stock options or nonqualified stock options. The Board of Directors may grant incentive stock options or nonqualified stock options to any director, officer, or other employee, including an employee who is a director of the Company. Such shares may be treasury, or authorized, but unissued, shares of common stock. The options granted vest ratably over a three-year period.

The exercise price for common stock granted as either an incentive stock option or as a nonqualified stock option must be equal to 100 percent of the market price on the day the option is granted, as determined by the Board of Directors. The exercise price under an incentive stock option granted to a person owning stock representing more than 10 percent of common stock must equal at least 110 percent of the fair market value at the date of the grant, but in no case less than par value, and such option is not exercisable until five years from the date the incentive stock option is granted. Summarized information related to the incentive stock options is as follows:

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

                                                             Exercise Price         Weighted Average
                                                  Shares          Range              Exercise Price
                                                 -------    ------------------      ----------------
Balance at December 31, 1997                           -               $     -          $     -
 Granted                                          19,462                 10.00            10.00
 Exercised                                             -                     -                -
 Expired                                               -                     -                -
                                                 -------      ----------------           ------
Balance at December 31, 1998                      19,462                 10.00            10.00
 Granted                                           7,436      $11.00 -   11.50            11.11
 Exercised                                             -                     -                -
 Expired                                          (2,924)      10.00 -   11.50            10.08
                                                 -------      ----------------           ------
Balance at December 31, 1999                      23,974      $10.00 -  $11.50           $10.33
                                                 =======      ================           ======

Options exercisable at December 31, 1999          12,596                $10.00
Options exercisable at December 31, 1998           8,499                 10.00
Weighted average fair value of options granted
 during 1999                                     $  4.71
Weighted average fair value of options granted
 during 1998                                     $  4.61
                                                 =======

The Board of Directors may, at its discretion, provide that an option not be exercisable, in whole or in part, for any period or periods of time, as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it was granted. Summarized information regarding outstanding stock options is as follows:

                                             December 31, 1999
--------------------------------------------------------------------------------------------------------------------
                                      Outstanding Options                                Options Exercisable
                     -----------------------------------------------------        ----------------------------------
                                                Weighted
                                                Average          Weighted                                  Weighted
    Range of               Number              Remaining          Average              Number               Average
    Exercise           Outstanding at         Contractual        Exercise          Exercisable at          Exercise
     Price           December 31, 1999            Life             Price          December 31, 1999          Price
    --------         -----------------        -----------        --------         -----------------        ---------
$10.00 - $11.00           44,000                 8.59             $10.09               44,000                $10.09
 10.00 -  11.50           23,974                 8.41              10.33               12,596                 10.00
---------------           ------                 ----             ------               ------                ------
                          67,974                 8.53             $10.18               56,596                $10.07
                          ======                 ====             ======               ======                ======

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

                                                December 31, 1998
--------------------------------------------------------------------------------------------------------------------
                                      Outstanding Options                                Options Exercisable
                     -----------------------------------------------------        ----------------------------------
                                                Weighted
                                                Average          Weighted                                  Weighted
    Range of               Number              Remaining          Average              Number               Average
    Exercise           Outstanding at         Contractual        Exercise          Exercisable at          Exercise
     Price           December 31, 1999            Life             Price          December 31, 1999          Price
    --------         -----------------        -----------        --------         -----------------        ---------
      $10.00                  40,000               9.5            $10.00                40,000               $10.00
       10.00                  19,462               9.1             10.00                 8,499                10.00
      ------                  ------               ---            ------                ------               ------
                              59,462               9.4            $10.00                48,499               $10.00
                              ======               ===            ======                ======               ======


Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," was implemented in 1997. As permitted by SFAS 123, the Bank accounts for stock compensation by applying the provisions of APB 25. If the accounting provisions of SFAS 123 had been adopted, net income (loss) and earnings (loss) per share would have been as follows:

Years ended December 31,                                  1999        1998
------------------------                                 --------------------
Net income (loss)
 As reported                                             $96,027    $(584,404)
 Pro forma                                                54,515     (735,136)

Basic and diluted earnings (loss) per common share
 As reported                                             $   .14    $    (.87)
 Pro forma                                                   .08        (1.09)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999: dividend yield of 0 percent, expected volatility of 15 percent, risk-free interest rates of 4.63 percent to 5.55 percent, and expected lives of nine to ten years. For 1998: dividend yield of 0 percent, expected volatility of 1.0 percent, risk-free interest rates of 4.97 percent and 4.98 percent, and expected lives of nine to ten years.


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

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 1999 and 1998, commitments to extend credit totaled approximately $8,678,000 and $10,477,000, respectively. The Bank's experience has been that approximately 60 percent of loan commitments are drawn upon by customers.

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

The Company entered into a letter of employment with the President and Chief Executive Officer of the Bank. The letter of employment continues for three years from the date the Bank opens for business and may be renewed by the Board of Directors. The arrangement provides for an annual base salary, plus medical insurance premiums, and such other benefits which are generally made available to other senior executives of the Company and the Bank. The letter of employment also provides for granting a stock option to purchase 1 percent of the amount of common stock sold in the Company's initial public offering at a purchase price of $10.00 per share, and vesting percentages as certain events occur.


14.  Supplemental Financial Data

Components of other expense in excess of 1 percent of total income are as follows:

December 31,                      1999           1998
------------                    --------       --------
Supplies and forms              $ 59,588       $ 37,868
Telecommunication                 38,939         36,782
Data processing expense          149,540        127,484
Directors fees                    32,400         28,800
Correspondent bank fees           36,279         20,483

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements


15.  Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

                                                    1999                           1998
                                        ---------------------------       ------------------------
                                           Carrying     Estimated         Carrying      Estimated
December 31,                                Value       Fair Value          Value       Fair Value
------------                            ------------    -----------      -----------   -----------
Financial assets:
 Cash and cash equivalents               $ 4,839,459    $ 4,839,459      $ 5,939,184   $ 5,939,184
 Investment securities
  available for sale                      10,217,921     10,217,921        9,753,621     9,753,621
 Other investments                           305,000        305,000          180,000       180,000
 Loans                                    40,884,119     40,505,864       15,942,009    16,048,787
 Accrued interest receivable                 406,245        406,245          247,572       247,572

Financial liabilities:
 Noncontractual deposits                 $29,466,029    $29,466,029      $21,601,524   $21,601,524
 Contractual deposits                     22,766,799     22,723,414        6,700,064     6,627,347
 Accrued interest payable                     66,271         66,271           19,754        19,754
 Other borrowings                          2,500,000      2,516,911                -             -

Off-balance-sheet instruments:
 Undisbursed credit lines                               $ 8,678,101                    $10,477,433

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements


16.  Condensed Financial Information of Rockdale National Bancshares, Inc.

                            Condensed Balance Sheets
                                 (Parent Only)

December 31,                                                      1999            1998
------------                                                   ---------       -----------
Assets

Cash on deposit with other financial institutions              $   43,725      $    97,103
Investment securities available for sale                          376,560          394,342
Investment in subsidiary                                        4,977,616        5,171,919
Accrued interest receivable                                         3,120            3,120
Other assets                                                       20,215           21,799
                                                               ----------      -----------
Total Assets                                                   $5,421,236      $ 5,688,283
                                                               ==========      ===========
Liabilities and Stockholders' Equity

Liabilities
 Total liabilities                                             $    6,271      $         -
                                                               ----------      -----------
Stockholders' equity
 Common stock                                                     676,188          676,188
 Capital surplus                                                6,051,196        6,051,196
 Accumulated deficit                                             (957,005)      (1,053,032)
 Accumulated other comprehensive income - market
  valuation reserve on investment securities available
  for sale                                                       (355,414)          13,931
                                                               ----------      -----------
Total stockholders' equity                                      5,414,965        5,688,283
                                                               ----------      -----------
Total Liabilities and Stockholders' Equity                     $5,421,236      $ 5,688,283
                                                               ==========      ===========

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

                         Condensed Statements of Income
                                 (Parent Only)

Years ended December 31,                                           1999         1998
------------------------                                         -------     ---------
Operating income
 Interest income:
  Investment securities available for sale                       $ 21,739    $  12,064
  Federal funds sold                                                2,844       14,727
  Other income                                                          -       18,576
                                                                 --------    ---------
Total operating income                                             24,583       45,367
                                                                 --------    ---------

Operating expense
 Legal and accounting fees                                         60,935       57,116
 Other professional fees                                           21,126        4,003
 Other expense                                                      2,032       17,054
                                                                 --------    ---------
Total operating expense                                            84,093       78,173
                                                                 --------    ---------

Loss before income tax benefit and equity in
 undistributed income (loss) of subsidiary                        (59,510)     (32,806)
Income tax benefit                                                      -            -
                                                                 --------    ---------

Loss before equity in undistributed income (loss) of
 subsidiary                                                       (59,510)     (32,806)

Equity in undistributed income (loss) of subsidiary               155,537     (494,525)
                                                                 --------    ---------

Income (loss) before cumulative effect of change in
 accounting principle                                              96,027     (527,331)

Cumulative effect on prior years of change in accounting
 principle for deferred organization costs, net of tax                  -      (57,073)
                                                                 --------    ---------
Net income (loss)                                                $ 96,027    $(584,404)
                                                                 --------    ---------

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

                       Condensed Statements of Cash Flows
                                 (Parent Only)

Years ended December 31,                                          1999           1998
------------------------                                       ---------       ---------
Cash flows from operating activities
 Net income (loss)                                             $  96,027       $(584,404)
 Equity in undistributed income (loss) of subsidiary            (155,537)        494,525
 Cumulative effect of change in accounting for
  organization costs                                                   -          57,073
 Accretion of discount on investment                                (138)              -
 Increase in other liabilities                                     6,270               -
 Decrease (increase) in other assets                                   -         (18,577)
 Increase in accrued interest receivable                               -          (3,120)
                                                               ---------       ---------
Net cash used by operating activities                            (53,378)        (54,503)
                                                               ---------       ---------

Cash flows from investing activities
 Purchase of investment securities available for sale                  -        (799,000)
 Calls of investment securities available for sale                     -         400,000
                                                               ---------       ---------
Net cash used by investing activities                                  -        (399,000)
                                                               ---------       ---------

Net cash from financing activities
 Proceeds from sale of capital stock                                   -          21,000
                                                               ---------       ---------
Net cash provided by financing activities                              -          21,000
                                                               ---------       ---------

Net decrease in cash                                             (53,378)       (432,503)

Cash and cash equivalents at beginning of year                    97,103         529,606
                                                               ---------       ---------
Cash and cash equivalents at end of year                       $  43,725       $  97,103
                                                               =========       =========

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ROCKDALE NATIONAL BANCSHARES, INC.

Dated: 3/27/00                   By: /s/ William L. Daniel
       -----------               --------------------------------------------
                                 William L. Daniel
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


Dated: 3/27/00                   By: /s/ Brian D. Hawkins
       -----------               ---------------------------------------------
                                 Brian D. Hawkins
                                 Chief Financial Officer (Principal Accounting
                                 Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               Signature                                    Title                              Date
               ---------                                    -----                              ----

/s/ Michael P. Jones                                         Chairman and Director             3/27/00
------------------------------------------
Michael P. Jones

                                                   President and Chief Executive Officer
/s/ William L. Daniel                           (Principal Executive Officer) and Director     3/27/00
------------------------------------------
William L. Daniel

/s/ C. Dean Alford                                     Secretary and Director                  3/27/00
------------------------------------------
C. Dean Alford

/s/ Troy A. Athon                                            Director                          3/27/00
------------------------------------------
Troy A. Athon

/s/ Hazel E. Durden                                          Director                          3/27/00
------------------------------------------
Hazel E. Durden

/s/ Julia W. Morgan                                  Vice Chairman and Director                3/27/00
------------------------------------------
Julia W. Morgan

/s/ R. Flynn Nance, D.V.M.                                   Director                          3/27/00
------------------------------------------
R. Flynn Nance, D.V.M.

/s/ Michael R. Potts                                         Director                          3/27/00
------------------------------------------
Michael R. Potts

                                                             Director                          3/27/00
------------------------------------------
Arthur J. Torsiglieri, Jr., M.D.


/s/ John A. Fountain, M.D.                                   Director                          3/27/00
------------------------------------------
John A. Fountain, M.D.

                                    EXHIBIT INDEX
                                    -------------

  Exhibit
     No               Description
-------------  --------------------------
       21.1    Subsidiaries of Registrant
       27.1    Financial Data Schedule (for SEC use only)