Form 10QSB
period 2000-03-31
ROCKDALE NATIONAL BANCSHARES INC
filed 2000-05-15
CIK 1036757

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                               Commission File Number:
         March 31, 2000                                         0-24113

                      ROCKDALE NATIONAL BANCSHARES, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              Georgia                                             58-2292563
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

P.O. Box 82030, Conyers, Georgia                                       30013
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number:  (770) 785-7880
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

                  Yes      X                    No _____________
                      -----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $1.00 Par Value                                       676,188
----------------------------------------               ----------------------------------------
                Class                                       Outstanding as of April 30, 2000

Transitional Small Business Disclosure Format:

                  Yes ___________               No     X
                                                  -----------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
------   --------------------

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheet

                                                                                March 31, 2000          December 31,
ASSETS                                                                            (Unaudited)               1999
------                                                                            -----------           ------------
Cash and due from banks.................................................        $   3,235,738           $  3,389,459
Federal funds sold......................................................            4,040,000              1,450,000
Investment securities available for sale,
           at market value..............................................           10,200,926             10,217,921
Other investments.......................................................              305,000                305,000
Loans, net of allowance for loan losses of $580,446
           at March 31, 2000 and $531,024 at December 31, 1999..........           41,955,219             40,884,119
Premises and equipment, net.............................................            3,072,703              3,119,418
Accrued interest receivable.............................................              382,898                406,245
Other assets............................................................              137,116                547,052
                                                                                -------------           ------------
         Total assets...................................................        $  63,329,600           $ 60,319,214
                                                                                =============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits

         Noninterest-bearing demand ....................................        $   9,962,069           $ 11,162,952
         Interest-bearing demand and money market ......................           20,219,779             16,909,820
         Savings........................................................            1,450,887              1,393,257
         Time deposits of $100,000 or more..............................            6,493,342              6,295,089
         Other time deposits............................................           16,857,474             16,471,710
                                                                                -------------           ------------
                  Total deposits........................................           54,983,551             52,232,828

Accrued interest payable................................................               66,462                 66,271
Other liabilities.......................................................              106,025                105,150
Other borrowings........................................................            2,500,000              2,500,000
                                                                                -------------           ------------
                  Total liabilities.....................................        $  57,656,038           $ 54,904,249
                                                                                =============           ============

Shareholders' Equity:
Common stock, $1.00 par value,
         10,000,000 shares authorized,
         676,188 shares issued and outstanding..........................              676,188                676,188
Surplus.................................................................            6,051,196              6,051,196
Retained earnings (deficit).............................................             (707,586)              (957,005)
Unrealized loss on investment securities available for sale.............             (346,236)              (355,414)
                                                                                -------------           ------------
         Total Shareholders' Equity.....................................            5,673,562              5,414,965
         Total Liabilities and
               Shareholders' Equity.....................................        $  63,329,600           $ 60,319,214
                                                                                =============           ============

      Refer to notes to the unaudited consolidated financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                       Consolidated Statements of Income
                          For the Three Months Ended
                       March 31, 2000 and March 31, 1999

                                                                                      For the Three Months
                                                                                         ended March 31,
                                                                                  ----------------------------
                                                                                     2000               1999
                                                                                  ----------          --------
Interest income

      Loans, including fees..............................................         $1,004,869        $  433,943
      Investment securities:
          U.S. Government agencies and corporations......................            153,259           139,235
          Other investments..............................................              7,208             5,400
      Federal funds sold.................................................             53,921            50,223
                                                                                  ----------        ----------
          Total interest income..........................................          1,219,257           628,801
                                                                                  ----------        ----------

Interest expense

      Interest bearing demand and money market...........................            170,212           137,742
      Savings............................................................              8,265             5,197
      Time deposits of $100,000 or more..................................             92,073            46,602
      Other time deposits................................................            231,640            51,071
     Federal Home Loan Bank Advances.....................................             35,011                 0
     Federal funds sold..................................................                 13                 0
                                                                                  ----------        ----------
          Total interest expense.........................................            537,214           240,612
                                                                                  ----------        ----------
          Net interest income............................................            682,043           388,189
Provision for possible loan losses.......................................             31,962            64,868
                                                                                  ----------        ----------
Net interest income after provision
      for possible loan losses...........................................            650,081           323,321
                                                                                  ----------        ----------

Other income

      Service charges on deposit accounts................................             90,892            41,508
      Investment securities gains, net...................................                  0               462
      Other income.......................................................             21,638             9,856
                                                                                  ----------        ----------
          Total other income.............................................            112,530            51,826
                                                                                  ----------        ----------
Other expense
      Salaries and other compensation....................................            183,465           151,023
      Employee benefits..................................................             49,025            30,886
      Net occupancy and equipment expense................................             93,930            65,471


      Professional and other outside services............................             68,284            73,977
      Other expense......................................................            118,489            83,648
                                                                                  ----------        ----------
          Total other expenses...........................................            513,193           405,005
                                                                                  ----------        ----------
Income (loss) before taxes...............................................            249,418           (29,858)
Income taxes.............................................................                 --                --
                                                                                  ----------        ----------
Income (loss)............................................................         $  249,418        $  (29,858)
                                                                                  ==========        ==========
Basic income (loss) per share............................................         $     0.37        $    (0.04)
                                                                                  ==========        ==========
Diluted Income (loss) per share..........................................         $     0.33        $    (0.04)
                                                                                  ==========        ==========

      Refer to notes to the unaudited consolidated financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                          For the Three Months Ended
                       March 31, 2000 and March 31, 1999
                                  (Unaudited)


                                                                                         For the Three Months
                                                                                             ended March 31,
                                                                                      ---------------------------
                                                                                         2000             1999
                                                                                      ----------       ----------
Cash flows from operating activities:

      Net income (loss)....................................................          $   249,418      $    (29,858)
      Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
          Net amortization of investment
              securities...................................................               10,732            14,890
          Depreciation and amortization of premises
          and equipment....................................................               50,057            29,202
          Provision for loan losses........................................               31,962            64,867
          (Increases) decreases in other assets............................              409,936            (7,373)
          (Increases) decreases in accrued interest
             receivable....................................................               23,347            (4,666)
          Increases (decreases) in accrued interest payable................                  191             6,453
          Increases (decreases) in other liabilities.......................                  875            12,649
                                                                                     -----------      ------------
                           Net cash provided from operating
                           activities......................................              776,518            86,164
                                                                                     -----------      ------------
Cash flows from investing activities:
      Purchases of investment securities
          available for sale...............................................                    -        (2,810,813)
      Purchase of FHLB stock...............................................                    -          (100,700)
      Calls of investment securities available for sale....................                    -         1,799,538
      Maturities of investment securities available for sale...............               15,442            29,052
      Loans originated, net of principal repayments........................           (1,103,062)       (5,172,086)
      Purchases of premises and equipment..................................               (3,342)         (535,530)
                                                                                     -----------      ------------
                           Net cash used by investing activities...........           (1,090,962)       (6,790,539)
                                                                                     -----------      ------------
Cash flows from financing activities:

      Increase in deposits.................................................            2,750,723         6,724,439
                                                                                     -----------      ------------
                           Net cash provided from financing
                           activities......................................            2,750,723         6,724,439
                                                                                     -----------      ------------
Net increase in cash and cash equivalents..................................            2,436,279            20,065
Cash and cash equivalents,
      beginning of period..................................................            4,839,459         5,939,184
                                                                                     -----------      ------------
Cash and cash equivalents,
      end of period........................................................          $ 7,275,738      $  5,959,249
                                                                                     ===========      ============

      Refer to notes to the unaudited consolidated financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY

             Notes to Unaudited Consolidated Financial Statements
                                March 31, 2000

Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

Note 2 - Loans

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

         Major classifications of loans are as follows:

                                                      March 31, 2000             December 31, 1999
                                                      --------------             -----------------
Commercial, financial and agricultural                  $ 5,470,000                  $ 5,634,000
Real estate - construction                               12,828,000                   12,093,000
Real estate - mortgage                                   21,614,000                   20,882,000
Installment & simple interest                             2,713,000                    2,899,000
                                                        -----------                  -----------
   Total loans                                          $42,625,000                  $41,508,000

Deferred loan fees                                          (90,000)                     (93,000)
                                                        -----------                  -----------

   Total loans, net of deferred fees                    $42,535,000                  $41,415,000
                                                        ===========                  ===========

          During the quarter ended March 31, 2000, there were no charge offs and no nonperforming loans.

Note 3 - Earnings Per Share

         Basic and diluted loss per share are based on 676,188 weighted average shares outstanding for the quarters ended March 31, 2000 and March 31, 1999. There were 65,329 and 81,756 potential weighted common shares outstanding at March 31, 1999 and March 31, 2000, respectively, related to common stock options. For 1999, these shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

Note 4 - New Accounting Pronouncements

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

        Total assets increased by $3,010,386 from $60,319,214 at December 31, 1999 to $63,329,600 at March 31, 2000. Gross loans increased by $1,029,735 from $41,505,930 to $42,535,665. Federal Funds sold increased by $2,590,000 from $1,450,000 to $4,040,000. Investments decreased $16,995 from $10,217,921 to
$10,200,926 during the first quarter of the fiscal year.

        Deposits increased by $2,750,723 from $52,232,828 at December 31, 1999 to $54,983,551 at March 31, 2000. Noninterest bearing deposits decreased by $1,200,883 from $11,162,952 to $9,962,069. Interest bearing demand deposits and money market accounts increased by $3,309,959 during the quarter to $20,219,779 at March 31, 2000. It is management's opinion that the Bank maintains competitive deposit rates while exercising prudent strategies in competing with local institutions.

        At March 31, 2000, the Bank's equity was 8.96% of its assets, a decrease from 8.98% at December 31, 1999. The Bank's loan to deposit ratio decreased from 78.3% to 76.3%. Approximately 42.47% of the Bank's deposits were in IRAs and certificates of deposit at March 31, 2000. At year end, IRAs and certificates of deposit were 43.59% of total deposits.

        The Bank maintains federal funds lines totaling $4,000,000 with three regional banks in an effort to support short term liquidity and offset interest rate risk in the loan or investment portfolio. The Bank is a member of the Federal Home Loan Bank and is eligible to apply for the term advances.

Asset Quality
-------------

        A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. The Bank's directive in this regard is carried out through its policies and procedures for extending credit to the Bank's customers. The goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

        Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non- performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and assessment of present and anticipated economic conditions.

  At December 31, 1999, the allowance for loan losses amounted to $531,024. By March 31, 2000, the allowance had increased to $580,446. The allowance for loan losses, as a percentage of total gross loans, increased slightly from 1.28% to 1.36% of total gross loans during the three-month period ended March 31, 2000. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Liquidity and Sources of Capital
--------------------------------

  Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The financial statements, as of March 31, 2000, evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $7,275,738, representing 11.5% of total assets. Investment securities amounted to $10,200,926, representing 16.1% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities is a source of liquidity. For the three-month period ended March 31, 2000, total deposits increased from $52.2 million at December 31, 1999 to $55.0 million, representing an annualized increase of 21.1%. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

  Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

  The table below illustrates the Bank's and the Company's regulatory capital ratios at March 31, 2000:

                                                                                           Minimum
                                                                 March 31,                regulatory
           Bank                                                    2000                  requirement
        ----------                                            -------------            ----------------
                    Tier 1 Capital                                 11.2%                       4.0%
                                                                  -----                      -----
                    Tier 2 Capital                                  1.1%                        --%
                                                                  -----                      -----

                           Total risk-based capital ratio          12.3%                       8.0%
                                                                  =====                      =====

                    Leverage ratio                                  8.9%                       3.0%
                                                                  -----                      =====

           Company - Consolidated
           ----------------------

                    Tier 1 Capital                                 12.0%                       4.0%
                    Tier 2 Capital                                  1.1%                        --%
                                                                  -----                      -----

                           Total risk-based capital ratio          13.1%                       8.0%
                                                                  =====                      =====

                    Leverage ratio                                  9.5%                       4.0%
                                                                  =====                      =====

                             Results Of Operations
                             ---------------------

     Net income (loss) for the three-month period ended March 31, 2000 amounted to $249,418, or $0.37 per share, compared to $(29,858), or $(0.04) per share, for the three-month period ended March 31, 1999. The following is a brief discussion of the more significant components of net income.

     a. Net interest income represents the difference between interest earned on interest bearing assets and interest paid on interest bearing liabilities. The following table presents the main components of interest bearing assets and interest bearing liabilities. Net interest income increased by $293,854 from $388,189 for the three months ended March 31, 1999 to $682,043 for the three months ended March 31, 2000. Yield on earning assets increased to 4.74% for the first quarter of 2000 from 4.65% for the first quarter of 1999.

                         Interest                                               Interest
                     Earning Assets/                     Average                 Income/      Yield/
                   Bearing Liabilities                   Balance                  Cost         Cost
                   -------------------                   -------              -----------      ----
          Federal funds sold                           $ 4,357,742            $    53,921      4.95%
          Securities                                    10,386,254                153,259      5.90%
          Other investments                                456,340                  7,208      6.32%
          Loans                                         42,249,894              1,004,869      9.51%
                                                       -----------            -----------     -----
            Total                                      $57,450,230            $ 1,219,257      8.49%
                                                       ===========            ===========     =====

          Federal funds purchased                               --                     13      0.00%
          Federal home loan bank
          advances                                       2,500,000                 35,011      5.60%
          Deposits                                      45,045,029                502,190      4.46%
                                                       -----------            -----------     -----
                   Total                               $47,545,029            $   537,214      4.52%
                                                       ===========            ===========     =====
          Net interest income                                                 $   682,043      4.03%
                                                                              ===========     =====
          Net yield on earning assets                                                          4.75%
                                                                                              =====


b. Other income for the three-month period ended March 31, 2000 amounted to $112,530. On an annualized basis, this represents 0.71% of total average assets. Of this amount, $90,892 was comprised of service charges. This figure is relatively low because, in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The above fees and charges may increase in the future. At March 31, 1999, fee income for the first quarter was $41,508.

c. Operating expenses for the three-month period ended March 31, 2000 amounted to $513,193. On an annualized basis, this represents 3.25% of total average assets. In the future this percentage may increase due to costs and expenses associated with the Bank's growth. At March 31, 1999, operating expenses were $405,005.

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

Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------

     The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of allowances for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

                          Part II.  Other Information

Item 6.        Exhibits and Reports on Form 8-K
------         --------------------------------

(a)  Exhibits.  The following exhibit is filed with this Report.

     Exhibit No.              Description
     -----------              -----------

     27.1                     Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 2000.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2000            By:  /s/ William L. Daniel
                                   --------------------------------------------
                                   William L. Daniel, President and Chief
                                   Executive Officer
                                   (principal executive officer)



Date: May 12, 2000            By:  /s/ Brian D. Hawkins
                                   --------------------------------------------
                                   Brian D. Hawkins, Chief Financial Officer
                                   (principal financial and accounting officer)