Form 10QSB
period 2000-06-30
ROCKDALE NATIONAL BANCSHARES INC
filed 2000-08-14
CIK 1036757

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                            Commission File Number:
       June 30, 2000                                           0-24113


                       ROCKDALE NATIONAL BANCSHARES, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Georgia                                              58-2292563
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

P.O. Box 82030, Conyers, Georgia                                    30013
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:     (770) 785-7880
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

          Yes        X                        No
               ------------                       -----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $1.00 Par Value                         676,188
---------------------------------------        ---------------------------------
               Class                           Outstanding as of August 10, 2000

Transitional Small Business Disclosure Format:

          Yes                                 No       X
               ------------                       -----------

                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
------    --------------------

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheet


                                                                 June 30, 2000    December 31,
                                                                   (Unaudited)       1999
                                                                 -------------    ------------
ASSETS
------
Cash and due from banks..........................................  $ 4,386,287    $ 3,389,459
Federal funds sold...............................................    5,090,000      1,450,000
Investment securities available for sale,
           at market value.......................................   10,191,241     10,217,921
Other investments................................................      305,000        305,000
Loans, net of allowance for loan losses of $658,421
           at June 30, 2000 and $531,024 at December 31, 1999....   43,767,576     40,884,119
Premises and equipment, net......................................    3,036,801      3,119,418
Accrued interest receivable......................................      433,909        406,245
Other real estate owned..........................................      282,728              0
Other assets.....................................................      122,845        547,052
                                                                   -----------    -----------
          Total assets...........................................  $67,616,387    $60,319,214
                                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits
      Noninterest-bearing demand.................................  $ 9,478,943    $11,162,952
      Interest-bearing demand and money market...................   25,984,022     16,909,820
      Savings....................................................    1,302,194      1,393,257
      Time deposits of $100,000 or more..........................    6,647,651      6,295,089
      Other time deposits........................................   15,678,320     16,471,710
                                                                   -----------    -----------
          Total deposits.........................................   59,091,130     52,232,828

Accrued interest payable.........................................       57,939         66,271
Other liabilities................................................      105,314        105,150
Other borrowings.................................................    2,500,000      2,500,000
                                                                   -----------    -----------
          Total liabilities......................................  $61,754,383    $54,904,249
                                                                   ===========    ===========

Shareholders' Equity:
Common stock, $1.00 par value,
       10,000,000 shares authorized,
       676,188 shares issued and outstanding.....................      676,188        676,188
Surplus..........................................................    6,051,196      6,051,196
Retained earnings (deficit)......................................     (520,018)      (957,005)
Unrealized loss on investment securities available for sale......     (345,362)      (355,414)
                                                                   -----------    -----------
          Total Shareholders' Equity.............................    5,862,004      5,414,965

          Total Liabilities and
              Shareholders' Equity...............................  $67,616,387    $60,319,214
                                                                   ===========    ===========

      Refer to notes to the unaudited consolidated financial statements.

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                       Consolidated Statements of Income
                   For the Three Months and Six Months Ended
                        June 30, 2000 and June 30, 1999

                                                     For the Three Months    For the Six Months
                                                         ended June 30,        ended June 30,
                                                    ---------------------  -----------------------
                                                       2000       1999        2000         1999
                                                    ----------  --------   ----------   ----------
Interest income
   Loans, including fees........................... $1,048,241  $567,579   $2,053,110   $1,001,522
   Investment securities:
       U.S. Government agencies and corporations...    154,788   144,853      308,047      284,088
       Other investments...........................      7,797       890       15,005        6,290
   Federal funds sold..............................     74,294    15,388      128,215       65,611
                                                    ----------  --------   ----------   ----------
       Total interest income.......................  1,285,120   728,710    2,504,377    1,357,511
                                                    ----------  --------   ----------   ----------

Interest expense
   Interest bearing demand and money market........    212,996   141,381      383,208      279,123
   Savings.........................................      7,691     5,236       15,956       10,433
   Time deposits of $100,000 or more...............     66,252    47,802      158,325       94,404
   Other time deposits.............................    251,918    94,533      483,558      145,604
   Federal Home Loan Bank Advances.................     42,656         0       77,667            0
   Federal funds purchased.........................          0     3,522           13        3,522
                                                    ----------  --------   ----------   ----------
   Total interest expense..........................    581,513   292,474    1,118,727      533,086
                                                    ----------  --------   ----------   ----------
   Net interest income.............................    703,607   436,236    1,385,650      824,425
Provision for possible loan losses.................     87,430   101,452      119,392      166,320
                                                    ----------  --------   ----------   ----------
Net interest income after provision
   for possible loan losses........................    616,177   334,784    1,266,258      658,105
                                                    ----------  --------   ----------   ----------

Other income
   Service charges on deposit accounts.............    104,411    58,260      195,303       99,768
   Investment securities gains, net................          0         0            0          462
   Other income....................................     29,441    20,212       51,079       30,068
                                                    ----------  --------   ----------   ----------
        Total other income.........................    133,852    78,472      246,382      130,298
                                                    ----------  --------   ----------   ----------
Other expense
   Salaries and other compensation.................    206,857   188,180      390,322      339,203
   Employee benefits...............................     52,567    40,341      101,592       71,227
   Net occupancy and equipment expense.............     97,023    75,917      190,953      141,388
   Professional and other outside services.........     81,003    89,804      149,287      163,781
   Other expense...................................    125,010   107,664      243,499      191,312
                                                    ----------  --------   ----------   ----------
        Total other expenses.......................    562,460   501,906    1,075,653      906,911
                                                    ----------  --------   ----------   ----------
Income (loss) before taxes.........................    187,569   (88,650)     436,987     (118,508)
Income taxes.......................................          0         0            0            0
                                                    ----------  --------   ----------   ----------
Income (loss)...................................... $  187,569  $(88,650)  $  436,987   $ (118,508)
                                                    ==========  ========   ==========   ==========
Basic income (loss) per share......................      $0.28    $(0.13)       $0.65       $(0.18)
                                                    ==========  ========   ==========   ==========
Diluted income (loss) per share....................      $0.25    $(0.13)       $0.58       $(0.18)
                                                    ==========  ========   ==========   ==========

      Refer to notes to the unaudited consolidated financial statements.

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                            For the Six Months Ended
                        June 30, 2000 and June 30, 1999
                                  (Unaudited)

                                                                                   For the Six Months
                                                                                     ended June 30,
                                                                               ---------------------------
                                                                                   2000          1999
                                                                               -----------   ------------
Cash flows from operating activities:
   Net income (loss).........................................................  $   436,987   $   (118,508)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Net amortization of investment
      securities.............................................................       19,785         32,797
     Depreciation and amortization of premises
       and equipment.........................................................      100,855         58,713
     Provision for loan losses...............................................      119,392        166,320
     (Increases) decreases in other real estate owned........................     (282,728)             0
     (Increases) decreases in other assets...................................      424,207        (36,185)
     (Increases) decreases in accrued interest
        receivable...........................................................      (27,664)      (129,801)
     Increases (decreases) in accrued interest payable.......................       (8,332)        19,646
     Increases (decreases) in other liabilities..............................          164         22,886
                                                                               -----------   ------------
               Net cash provided from operating
                activities...................................................      782,666         15,868
                                                                               -----------   ------------
Cash flows from investing activities:
   Purchases of investment securities
      available for sale.....................................................            -     (3,317,658)
   Purchase of FHLB stock....................................................            -       (100,700)
   Calls of investment securities available for sale.........................            -      1,799,537
   Maturities of investment securities available for sale....................       16,947         50,130
   Loans originated, net of principal repayments.............................   (3,002,849)   (12,025,976)
   Purchases of premises and equipment.......................................      (18,238)    (1,278,902)
                                                                               -----------   ------------
               Net cash used by investing activities.........................   (3,004,140)   (14,373,569)
                                                                               -----------   ------------
Cash flows from financing activities:
   Increase in deposits......................................................    6,858,302      9,608,822
   Increase in federal funds purchased.......................................            -      1,360,000
                                                                               -----------   ------------
               Net cash provided from financing
                activities..................................................    6,858,302     10,968,822
                                                                               -----------   ------------
Net increase in cash and cash equivalents....................................    4,636,828     (3,388,879)
Cash and cash equivalents,
   beginning of period.......................................................    4,839,459      5,939,184
                                                                               -----------   ------------
Cash and cash equivalents,
   end of period.............................................................  $ 9,476,287   $  2,550,305
                                                                               ===========   ============

      Refer to notes to the unaudited consolidated financial statements.

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements
                                 June 30, 2000

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31,
2000.   For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.


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

     Major classifications of loans are as follows:

                                          June 30, 2000   December 31, 1999
                                          --------------  ------------------
Commercial, financial and agricultural      $ 5,100,340         $ 5,634,000
Real estate - construction                   12,988,661          12,093,000
Real estate - mortgage                       23,260,854          20,882,000
Installment & simple interest                 3,161,554           2,899,000
                                            -----------         -----------
 Total loans                                $44,511,409         $41,508,000
Deferred loan fees                              (85,412)            (93,000)
                                            -----------         -----------
 Total loans, net of deferred fees          $44,425,997         $41,415,000
                                            ===========         ===========


     During the quarter ended June 30, 2000, there were $9,456 in charge offs, $17,461 in recoveries and no nonperforming loans.

Note 3 - Earnings Per Share

     Basic and diluted loss per share are based on 676,188 weighted average shares outstanding for the quarters ended June 30, 2000 and June 30, 1999. There were 65,031 and 81,662 potential weighted common shares outstanding at June 30, 1999 and June 30, 2000, respectively, related to common stock options. For

1999, these shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

     Rockdale National Bancshares, Inc. (the "Company") was incorporated in Georgia on February 13, 1997 to become a bank holding company and to own and control all of the outstanding shares of a de novo bank, Rockdale National Bank, Conyers, Georgia (the "Bank"). In a public offering conducted during 1997, the Company sold and issued 676,188 shares of $1.00 par value common stock at $10.00 per share. Proceeds from the stock offering amounted to $6,736,384, net of selling expenses. The Company purchased 100% of the Bank's common stock by injecting $6.0 million into the Bank's capital accounts immediately prior to commencement of banking operations on October 14, 1997.

                              Financial Condition
                              -------------------

     Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Bank's financial condition are discussed in detail below.

     Total assets increased by $7,297,173 from $60,319,214 at December 31, 1999 to $67,616,387 at June 30, 2000. Gross loans increased by $3,010,854 from $41,415,143 at December 31, 1999 to $44,425,997 at June 30, 2000. Federal
Funds sold increased by $3,640,000 from $1,450,000 at December 31, 1999 to $5,090,000 at June 30, 2000. Investments decreased $26,680 from $10,217,921 at
December 31, 1999 to $10,191,241 during the first half of the fiscal year.

     Deposits increased by $6,858,302 from $52,232,828 at December 31, 1999 to $59,091,130 at June 30, 2000. Noninterest bearing deposits decreased by $1,684,009 from $11,162,952 at December 31, 1999 to $9,478,943 at June 30,
2000. Interest bearing demand deposits and money market accounts increased by $9,074,202 to $25,984,022 at June 30, 2000. It is management's opinion that the Bank maintains competitive deposit rates while exercising prudent strategies in competing with local institutions.

     At June 30, 2000, the Bank's equity was 8.67% of its assets, a decrease from 8.98% at December 31, 1999. The Bank's loan to deposit ratio decreased from 78.3% to 74.1%. Approximately 37.8% of the Bank's deposits were in IRAs and certificates of deposit at June 30, 2000. At year end, IRAs and certificates of deposit were 43.59% of total deposits.

     The Bank maintains federal funds lines totaling $4,000,000 with three regional banks in an effort to support short term liquidity and offset interest rate risk in the loan or investment portfolio. The Bank is a member of the Federal Home Loan Bank and is eligible to apply for term advances.

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

     At December 31, 1999, the allowance for loan losses amounted to $531,024. By June 30, 2000, the allowance had increased to $658,421. The allowance for loan losses, as a percentage of total gross loans, increased from 1.28% to 1.48% of total gross loans during the six-month period ended June 30, 2000. The Bank has elected to increase its loan loss reserve during the second quarter primarily as a result of rising interest rates, which may negatively impact the economy and ultimately may impact a borrower's ability to repay its loan. In addition, the Bank's loan portfolio is maturing, and as a result, the Bank anticipates possible increases in past due loans, non-performing loans and actual losses. In the second quarter of 2000, the Bank has experienced slightly more charge-offs and had $282,727 in OREO at the quarter end. As the higher reserve is similar to the levels of the Bank's peer group, management feels the increased reserve is at an appropriate level based on the above factors. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Liquidity and Sources of Capital
--------------------------------

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The financial statements, as of June 30, 2000, evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $9,476,287, representing 14.0% of total assets. Investment securities amounted to $10,191,241, representing 15.1% of total assets; the unpledged securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities is a source of liquidity. For the six-month period ended June 30, 2000, total deposits increased from $52.2 million at December 31, 1999 to $59.1 million, representing an annualized increase of 26.3%. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

     Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

     The table below illustrates the Bank's and the Company's regulatory capital ratios at June 30, 2000:



                                                                 Minimum
                                                  June 30,     regulatory
Bank                                                2000       requirement
----                                              --------     -----------

        Tier 1 Capital                              11.4%          4.0%
        Tier 2 Capital                               1.3%          -  %
                                                    ----           ---
          Total risk-based capital ratio            12.7%          8.0%
                                                    ====           ===
        Leverage ratio                               9.0%          3.0%
                                                    ====           ===
Company - Consolidated
----------------------
        Tier 1 Capital                              12.2%          4.0%
        Tier 2 Capital                               1.3%          -  %
                                                    ----           ---
          Total risk-based capital ratio            13.5%          8.0%
                                                    ====           ===
        Leverage ratio                               9.9%          3.0%
                                                    ====           ===

     The Company and the Bank currently meet the regulatory criteria to be classified as "well capitalized" under the banking regulations.

                             Results Of Operations
                             ---------------------

     Net income for the three-month period ended June 30, 2000 amounted to $187,569, or $0.28 per share, compared to a loss of $(88,650), or $(0.13) per share, for the three-month period ended June 30, 1999. Net income for the six-month period ended June 30, 2000 amounted to $436,987, or $0.65 per share compared to a loss of $(118,508) or $(0.18) per share for the same period in 1999. The following is a brief discussion of the more significant components of net income.

     a. Net interest income represents the difference between interest earned on interest bearing assets and interest paid on interest bearing liabilities. The following table presents the main components of interest bearing assets and interest bearing liabilities. Net interest income increased by $267,371 from $436,236 for the three months ended June 30, 1999 to $703,607 for the three months ended June 30, 2000. Yield on earning assets increased to 8.78% for the second quarter of 2000 from 8.49% for the second quarter of 1999. Net interest income increased by $561,225 from $824,425 for the six months ended June 30, 1999 to $1,385,650 for the six months ended June 30, 2000.



                                                                  Yield/       Yield/
          Interest                                    Interest    Cost at      Cost at
          Earning Assets/                Average       Income/    June 30,    March 31,
          Bearing Liabilities            Balance        Cost        2000         2000
          ---------------------------  ------------  -----------  ---------   ----------
          Due from FHLB                 $   166,184   $    2,467    5.94%      5.92%
          Federal funds sold              4,842,527       74,294    6.14%      5.68%
          Securities                     10,153,336      154,788    6.10%      6.04%
          Other investments                 305,000        5,330    6.99%      6.41%
          Loans                          43,107,383    1,048,241    9.73%      9.59%
                                        -----------   ----------    ----       ----
               Total                    $58,574,430   $1,285,120    8.78%      8.66%
                                        ===========   ==========    ====       ====

          Federal funds purchased                 -            -    0.00%      0.00%
          Federal home loan bank
           advances                       2,500,000       42,656    6.82%      5.60%
          Deposits                       48,137,669      538,857    4.48%      4.52%
                                        -----------   ----------    ----       ----
                   Total                $50,637,669   $  581,513    4.59%      4.58%
                                        ===========   ==========    ----       ----
          Net interest income                         $  703,607    4.18%      4.08%
                                                      ==========    ====       ====
          Net interest margin                                       4.80%      4.84%
                                                                    ====       ====

     b. Other income for the three-month and six-month periods ended June 30, 2000 amounted to $133,852 and $246,382, respectively, compared to $78,472 and $130,298 for the same periods in 1999. On an annualized basis, these amounts represent 0.8% and 0.8% of total average assets for the three-month and six-month periods ended June 30, 2000. Of these amounts, $104,411 and $195,303, respectively, were comprised of service charges. These figures are relatively low because, in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The above fees and charges may increase in the future.

     c. Operating expenses for the three-month and six-month periods ended June 30, 2000 amounted to $562,460 and $1,075,653, respectively, compared to $501,906 and $906,911 for the same periods in 1999. On an annualized basis, these amounts represent 3.5% and 3.4% of total average assets. In the future this percentage may increase due to costs and expenses associated with the Bank's growth. The efficiency ratios for the three-month and six-month periods ended June 30, 2000 were 63.35 and 63.71, respectively, compared to 84.52 and 90.94 for the same periods in 1999. Salaries and other compensation expenses increased in the second quarter of 2000 due to annual salary increases and the addition of another loan officer. Professional and other outside services expenses increased in the second quarter of 2000 due to an increase in accounting and auditing and legal expenses.

     d. The Bank has operated at a cumulative loss since inception and therefore it has no income tax expense.

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

                          Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ----------------------------------------------------

     The 2000 Annual Meeting of Shareholders of the Company was held on May 23, 2000. At the meeting the following persons were elected as Class III directors to serve for a term of three years and until their successors are elected and qualified: Julia W. Morgan, Michael R. Potts, Jr. and Arthur J. Torsiglieri, M.D.

     The number of votes cast for and against the election of each nominee for director was as follows:

                                            Votes    Votes
                                             FOR    AGAINST
                                           -------  -------
            Julia W. Morgan                383,691      -0-
            Michael R. Potts, Jr.          383,591      -0-
            Arthur J. Torsiglieri, M.D.    383,691      -0-

     The following persons did not stand for reelection to the Board of Directors at the 2000 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Troy A. Athon, C. Dean Alford, William L. Daniel, Hazel E. Durden, John A. Fountain, M.D. Michael P. Jones, and R. Flynn Nance, D.V.M.

     No other matters were presented or voted upon at the 2000 Annual Meeting of Shareholders.

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

          (a) Exhibits.  The following exhibit is filed with this Report.

              Exhibit No.    Description
              -----------    -----------

              27.1           Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 2000.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2000               By: /s/ William L. Daniel
                                        ----------------------------------------
                                        William L. Daniel,
                                        President and Chief Executive Officer
                                        (principal executive officer)



Date: August 14, 2000               By: /s/ Brian D. Hawkins
                                        ---------------------------------------
                                        Brian D. Hawkins,
                                        Chief Financial Officer
                                        (principal financial and
                                        accounting officer)