Form 10QSB
period 2000-09-30
ROCKDALE NATIONAL BANCSHARES INC
filed 2000-11-14
CIK 1036757

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                          Commission File Number:
  September 30, 2000                                        0-24113


                      ROCKDALE NATIONAL BANCSHARES, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Georgia                                      58-2292563
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

P.O. Box 82030, Conyers, Georgia                           30013
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number:     (770) 785-7880
                         -------------------------------------------------------

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

           Yes      X            No
                 --------             ---------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Common Stock, $1.00 Par Value                       676,188
----------------------------------------     -----------------------------------
                  Class                      Outstanding as of November 13, 2000

Transitional Small Business Disclosure Format:

          Yes                          No        X
               -------------               -------------

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
------  --------- ----------


                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheet

                                                                                 September 30, 2000     December 31,
                                                                                     (Unaudited)            1999
ASSETS                                                                           ------------------     ------------
------
Cash and due from banks........................................................         $ 5,410,925      $ 3,389,459
Federal funds sold.............................................................             200,000        1,450,000
Investment securities available for sale, at market value......................          10,295,469       10,217,921
Other investments..............................................................             305,000          305,000
Loans, net of allowance for loan losses of $699,086
    at September 30, 2000 and $531,024 at December 31, 1999....................          46,788,090       40,884,119
Premises and equipment, net....................................................           2,994,769        3,119,418
Accrued interest receivable....................................................             470,876          406,245
Other assets...................................................................             249,784          547,052
                                                                                        -----------      -----------
Total assets...................................................................         $66,714,913      $60,319,214
                                                                                        ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits
  Noninterest-bearing demand...................................................         $11,157,458      $11,162,952
  Interest-bearing demand and money market.....................................          21,587,474       16,909,820
  Savings......................................................................           1,703,684        1,393,257
  Time deposits of $100,000 or more............................................           7,388,520        6,295,089
  Other time deposits..........................................................          15,895,730       16,471,710
                                                                                        -----------      -----------
    Total deposits.............................................................          57,732,866       52,232,828

Accrued interest payable.......................................................              71,810           66,271
Other liabilities..............................................................             129,299          105,150
Other borrowings...............................................................           2,500,000        2,500,000
                                                                                        -----------      -----------
    Total liabilities..........................................................          60,433,975       54,904,249
                                                                                        -----------      -----------
Shareholders' Equity:
Common stock, $1.00 par value,
  10,000,000 shares authorized,
  676,188 shares issued and outstanding........................................             676,188          676,188
Surplus........................................................................           6,051,196        6,051,196
Retained earnings (deficit)....................................................            (230,170)        (957,005)
Unrealized loss on investment securities available for sale....................            (216,276)        (355,414)
                                                                                        -----------      -----------
  Total Shareholders' Equity...................................................           6,280,938        5,414,965
                                                                                        -----------      -----------
  Total Liabilities and
    Shareholders' Equity.......................................................         $66,714,913      $60,319,214
                                                                                        ===========      ===========



       Refer to notes to the unaudited consolidated financial statements.

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                       Consolidated Statements of Income
                   For the Three Months and Nine Months Ended
                   September 30, 2000 and September 30, 1999

                                                     For the Three Months ended     For the Nine Months ended
                                                             September 30,                September 30,
                                                     --------------------------    ----------------------------
                                                        2000           1999            2000             1999
                                                     ----------     -----------    -----------      -----------
Interest income
    Loans, including fees                            $1,188,896       $787,503      $3,242,006       $1,789,025
    Investment securities:
       U.S. Government agencies and
          corporations                                  157,735        146,504         465,782          430,592
       Other investments                                  8,156         19,935          23,161           26,225
    Time deposits                                             0          9,546               0            9,546
    Federal funds sold                                   88,102         29,234         216,317           94,845
                                                     ----------       --------      ----------       ----------
       Total interest income                          1,442,889        992,722       3,947,266        2,350,233
                                                     ----------       --------      ----------       ----------

Interest expense
     Interest bearing demand and money market           251,069        129,854         634,277          408,977
     Savings                                              8,581          5,500          24,537           15,933
     Time deposits of $100,000 or more                  140,763         23,281         299,088          117,685
     Other time deposits                                209,587        223,542         693,145          369,146
     Federal Home Loan Bank Advances                     43,136         10,274         120,803           10,274
     Federal funds purchased                                  0            683              13            4,205
                                                     ----------       --------      ----------       ----------
          Total interest expense                        653,136        393,134       1,771,863          926,220
                                                     ----------       --------      ----------       ----------

          Net interest income                           789,753        599,588       2,175,403        1,424,013

Provision for possible loan losses                       77,395        124,184         196,787          290,504
                                                     ----------       --------      ----------       ----------

Net interest income after provision                     712,358        475,404       1,978,616        1,133,509
     for possible loan losses                        ----------       --------      ----------       ----------


Other income
     Service charges on deposit accounts                117,206         37,384         312,509          137,152
     Investment securities gains, net                         0          1,584               0            2,046
     Gain on sale of OREO                                31,032              0          31,032                0
     Other income                                        14,048         56,166          65,127           86,234
                                                     ----------       --------      ----------       ----------
          Total other income                            162,286         95,134         408,668          225,432

Other expense
     Salaries and other compensation                    214,891        183,712         605,213          522,915
     Employee benefits                                   48,289         34,876         149,881          106,103
     Net occupancy and equipment expense                 91,388         95,204         282,341          236,592
     Professional and other outside services             92,525         71,282         241,812          235,063
     Other expense                                      137,704        100,957         381,203          292,269
                                                     ----------       --------      ----------       ----------
          Total other expenses                          584,797        486,031       1,660,450        1,392,942

Income (loss) before taxes                              289,847         84,507         726,834          (34,001)
Income taxes                                                  0              0               0                0
                                                     ----------       --------      ----------       ----------
Income (loss)                                        $  289,847       $ 84,507      $  726,834       $  (34,001)
                                                     ==========       ========      ==========       ==========

Basic income (loss) per share                        $     0.43       $   0.12      $     1.07       $    (0.05)
                                                     ==========       ========      ==========       ==========
Diluted income (loss) per share                      $     0.38       $   0.11      $     0.96       $    (0.05)
                                                     ==========       ========      ==========       ==========

       Refer to notes to the unaudited consolidated financial statements.

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                           For the Nine Months Ended
                   September 30, 2000 and September 30, 1999
                                  (Unaudited)

                                                                                               For the Nine Months
                                                                                               ended September 30,
                                                                              ---------------------------------------------------
                                                                                        2000                         1999
                                                                              ----------------------      -----------------------
Cash flows from operating activities:
Net income (loss).........................................................         $   726,834                 $    (34,001)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Net amortization of investment securities.........................              25,681                       51,870
        Depreciation and amortization of premises
          and equipment...................................................             150,359                      125,775
        Provision for loan losses.........................................             196,787                      290,504
        (Increases) decreases in other assets.............................             297,268                      (67,451)
        Decreases in accrued interest receivable..........................             (64,631)                    (190,890)
        Increases in accrued interest payable.............................               5,539                       48,189
        Increases in other liabilities....................................              24,149                       30,069
                                                                                   -----------                 ------------
              Net cash provided from operating activities.................           1,361,986                      254,065
                                                                                   -----------                 ------------
Cash flows from investing activities:
   Purchases of investment securities available for sale..................                   0                   (3,317,658)
   Purchase of FHLB stock.................................................                   0                     (398,100)
   Sales of investment securities available for sale......................                   0                     (500,000)
   Calls of investment securities available for sale......................                   0                    1,799,538
   Maturities of investment securities available for sale.................              35,910                       74,465
   Loans originated, net of principal repayments..........................          (6,100,758)                 (19,697,679)
   Purchases of premises and equipment....................................             (25,710)                  (1,347,580)
                                                                                   -----------                 ------------
              Net cash used by investing activities.......................          (6,090,558)                 (22,387,014)
                                                                                   -----------                 ------------
Cash flows from financing activities:
   Increase in deposits...................................................           5,500,038                   20,284,714
   Increase in Federal Home Loan advances.................................                   0                    2,500,000
                                                                                   -----------                 ------------
              Net cash provided from financing activities.................           5,500,038                   22,784,714
                                                                                   -----------                 ------------
Net increase in cash and cash equivalents.................................             771,466                      651,765
Cash and cash equivalents, beginning of period............................           4,839,459                    5,939,184
                                                                                   -----------                 ------------
Cash and cash equivalents, end of period..................................         $ 5,610,925                 $  6,590,949
                                                                                   ===========                 ============




       Refer to notes to the unaudited consolidated financial statements

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2000

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.


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

     Major classifications of loans are as follows:

                                                  September  30, 2000            December 31, 1999
                                                  -------------------            -----------------
Commercial, financial and agricultural                $ 5,979,385                    $ 5,634,000
Real estate - construction                             14,549,299                     12,093,000
Real estate - mortgage                                 23,441,194                     20,882,000
Installment & simple interest                           3,595,568                      2,899,000
                                                      -----------                    -----------
     Total loans                                      $47,565,446                    $41,508,000
Deferred loan fees                                        (78,270)                       (93,000)
                                                      -----------                    -----------
  Total loans, net of deferred fees                   $47,487,176                    $41,415,000
                                                      ===========                    ===========

     During the quarter ended September 30, 2000, there were $36,729 in charge-offs, no recoveries and no nonperforming loans.

Note 3 - Earnings Per Share

     Basic and diluted loss per share are based on 676,188 weighted average shares outstanding for the quarters ended September 30, 2000 and September 30, 1999. There were 68,198 and 84,114 potential weighted common shares outstanding at September 30, 1999 and September 30, 2000, respectively, related to common stock options. For 1999, these shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

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

                              Financial Condition
                              -------------------

     Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Bank's financial condition is below.

     Total assets increased by $6,395,699 from $60,319,214 at December 31, 1999 to $66,714,913 at September 30, 2000. Gross loans increased by $6,072,033 from $41,415,143 at December 31, 1999 to $47,487,176 at September 30, 2000. Federal
Funds sold decreased by $1,250,000 from $1,450,000 at December 31, 1999 to $200,000 at September 30, 2000. Investments increased $77,548 from $10,217,921 at December 31, 1999 to $10,295,469 during the first three quarters of the fiscal year.

     Deposits increased by $5,500,038 from $52,232,828 at December 31, 1999 to $57,732,866 at September 30, 2000. Noninterest bearing deposits decreased by $5,494 from $11,162,952 at December 31, 1999 to $11,157,458 at September 30,
2000. Interest bearing demand deposits and money market accounts increased by $4,677,654 to $21,587,474 at September 30, 2000. Time deposits increased $517,451 from $22,766,799 at December 31, 1999 to $23,284,250 at September 30,
2000. It is management's opinion that the Bank maintains competitive deposit rates while exercising prudent strategies in competing with local institutions.

     At September 30, 2000, the Bank's equity was 9.41% of its assets, an increase from 8.98% at December 31, 1999. The Bank's loan to deposit ratio increased from 78.3% to 81.0%. Approximately 40.3% of the Bank's deposits were in IRAs and certificates of deposit at September 30, 2000. At December 31, 1999, IRAs and certificates of deposit were 43.59% of total deposits.

     The Bank maintains federal funds lines totaling $5,000,000 with three regional banks in an effort to support short term liquidity and offset interest rate risk in the loan or investment portfolio. The Bank is a member of the Federal Home Loan Bank and is eligible to apply for term advances.

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

     Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and assessment of present economic conditions.

     At December 31, 1999, the allowance for loan losses amounted to $531,024. By September 30, 2000, the allowance had increased to $699,086. The allowance for loan losses, as a percentage of total gross loans, increased from 1.28% to 1.47% of total gross loans during the nine-month period ended September 30, 2000. As previously reported, the Bank elected to increase its loan loss reserve during the second quarter primarily as a result of rising interest rates, which may negatively impact the economy and ultimately may impact a borrower's ability to repay its loan. In addition, the Bank's loan portfolio is maturing, and as a result, the Bank anticipates possible increases in past due loans, non-performing loans and actual losses. As the higher reserve is similar to the levels of the Bank's peer group, management feels the increased reserve is at an appropriate level based on the above factors. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Liquidity and Sources of Capital
--------------------------------

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The financial statements, as of September 30, 2000, evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $5,610,425, representing 8.4% of total assets. Investment securities amounted to $10,295,469, representing 15.4% of total assets; the unpledged securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand the Bank's deposit base and borrowing capabilities is a source of liquidity. For the nine-month period ended September 30, 2000, total deposits increased from $52.2 million at December 31, 1999 to $57.7 million, representing an annualized increase of 14.0%. Management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

     Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

     The table below illustrates the Bank's and the Company's regulatory capital ratios at September 30, 2000:

                                                               Minimum
Bank                                         September 30,    regulatory
----                                             2000        requirement
                                             ------------    ------------
         Tier 1 Capital                         11.3%            4.0%
         Tier 2 Capital                          1.3%              -%
                                                ----             ---
             Total risk-based capital ratio     12.6%            8.0%
                                                ====             ===
         Leverage ratio                          9.0%            3.0%
                                                ====             ===
Company - Consolidated
----------------------
         Tier 1 Capital                         12.4%            4.0%
         Tier 2 Capital                          1.3%              -%
                                                ----             ---
             Total risk-based capital ratio     13.7%            8.0%
                                                ====             ===
         Leverage ratio                         10.0%            3.0%
                                                ====             ===

  The Company and the Bank currently meet the regulatory criteria to be classified as "well capitalized" under the banking regulations.

                             Results Of Operations
                             ---------------------

     Net income for the three-month period ended September 30, 2000 amounted to $289,847, or $0.43 per share, compared to $84,507, or $0.12 per share, for the
three-month period ended September 30, 1999.   Net income for the nine-month
period ended September 30, 2000 amounted to $726,834, or $1.07 per share compared to a loss of $(34,001) or $(0.05) per share for the same period in 1999. The following is a brief discussion of the more significant components of net income.

     a. Net interest income represents the difference between interest earned on interest bearing assets and interest paid on interest bearing liabilities. The following table presents the main components of interest bearing assets and interest bearing liabilities. Net interest income increased by $190,165 from $599,588 for the three months ended September 30, 1999 to $789,753 for the three months ended September 30, 2000. Net interest margin decreased to 5.08% for the third quarter of 2000 from 5.27% for the third quarter of 1999. Net interest income increased by $751,390 from $1,424,013 for the nine months ended September 30, 1999 to $2,175,403 for the nine months ended September 30, 2000.

      Interest                                  Interest     Third Quarter  Third Quarter   Nine months ended    Nine months ended
   Earning Assets/                Average        Income/        2000            1999        September 30, 2000   September 30, 1999
 Bearing Liabilities              Balance         Cost        Yield/Cost     Yield/Cost         Yield/Cost          Yield/Cost
 -------------------           ------------    ----------   -------------   -------------   ------------------   -------------------
 Due from FHLB                  $   185,137        2,931       6.33%           5.32%              6.08%             5.22%
 Federal funds sold               5,435,435       88,102       6.48%           5.66%              6.16%             5.01%
 Securities                      10,214,832      157,735       6.18%           6.11%              6.10%             5.43%
 Other investments                  305,000        5,225       6.85%           6.90%              6.75%            11.81%
 Loans                           46,024,375    1,188,896      10.33%           9.89%              9.89%             9.45%
                                -----------   ----------      -----            ----               ----             -----
                  Total         $62,164,779   $1,442,889       9.28%           8.73%              8.92%             8.06%
                                                              =====            ====               ====             =====
 Federal funds purchased                 --           --       0.00%           3.11%              2.97%             4.33%
 Federal home loan bank
    advances                      2,500,000       43,135       6.90%           5.04%              6.44%             4.99%
 Interest bearing deposits       48,965,887      610,001       4.98%           4.04%              4.75%             3.87%
                  Total         $51,465,887   $  653,136       5.08%           4.06%              4.83%             3.88%
                                -----------   ----------      -----            ----               ----             -----
 Net interest income                          $  789,753       4.21%           4.67%              4.08%             4.18%
 Net interest margin                                           5.08%           5.27%              4.91%             4.88%
                                                              =====            ====               ====             =====

    b. Other income for the three-month and nine-month periods ended September 30, 2000 amounted to $162,286 and $408,668, respectively, compared to $95,134 and $225,432 for the same periods in 1999. On an annualized basis, these amounts represent 1.0% and 0.8% of total average assets for the three-month and nine-month periods ended September 30, 2000. For the three-month and nine-month periods ended September 30, 2000, $117,206 and $312,509, respectively, were comprised of service charges. While these figures increased compared to the same period in 1999, they are still relatively low because, in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The above fees and charges may increase in the future. In addition, during the third quarter, the Bank was involved in several real estate transactions, resulting in a gain on the sale of OREO of $31,032.

    c. Operating expenses for the three-month and nine-month periods ended September 30, 2000 amounted to $584,797 and $1,660,450 respectively, compared to $486,031 and $1,392,942 for the same periods in 1999. Operating expenses, such as salaries, data processing, ATM expenses, business development, regulatory agency fees, and correspondent bank fees, increased along with the growth of the bank. On an annualized basis, noninterest expenses represent 3.4% and 3.4% of total average assets. In the future this percentage may increase due to costs and expenses associated with the Bank's growth. The efficiency ratios for the three-month and nine-month periods ended September 30, 2000 were 61.4% and 64.3%, respectively, compared to 70.0% and 84.4% for the same periods in 1999.

    d. The Bank became cumulatively profitable during the third quarter but did not record any income tax expense. The Bank anticipates having income tax expense during the fourth quarter of 2000. The Company is not cumulatively profitable.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

         (a)   Exhibits.  The following exhibit is filed with this Report.

               Exhibit No.    Description
               -----------    -----------

               27.1           Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 2000.

                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 10, 2000    By: /s/ William L. Daniel
                              ------------------------------------------------
                              William L. Daniel, President and Chief Executive Officer
                              (principal executive officer)



Date: November 10, 2000    By: /s/ Brian D. Hawkins
                              -----------------------------------------------
                              Brian D. Hawkins, Chief Financial Officer
                              (principal financial and accounting officer)