Form 10KSB40
period 2000-12-31
ROCKDALE NATIONAL BANCSHARES INC
filed 2001-03-28
CIK 1036757

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               _________________

                                  FORM 10-KSB
(Mark One)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                      OR
                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _____  to _____

                     Commission file number        0-24113
                                            --------------


                      ROCKDALE NATIONAL BANCSHARES, INC.
                      ----------------------------------
                (Name of small business issuer in its charter)


                      Georgia                        58-2292563
              -----------------------             --------------
          (State or Other Jurisdiction of        (I.R.S. Employer
          Incorporation or Organization)        Identification No.)

     P.O. Box 82030, Conyers, Georgia                  30013
     ---------------------------------                 -----
     (Address of principal executive offices)        (Zip Code)

                                (770) 785-7880
                               -----------------
               (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of each exchange
          Title of each class                      on which registered
          -------------------                      -------------------
                  None                                Not Applicable
     ------------------------------            ---------------------------

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $1.00 par value per share
                    ---------------------------------------
                                Title of class

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
                                                                       -

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Revenue for the fiscal year ended December 31, 2000:   $6,002,258

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (519,638 shares) on March 15, 2001 was $6,495,475. As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the Common Stock of the Registrant based on recent sales of the Common Stock. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of March 27, 2001: 676,188 shares of $1.00 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on May 8, 2001, are incorporated by reference to Items 9, 10, 11 and 12 of this Report.

  Transitional Small Business Disclosure Format (check one):   Yes ____  No  X
                                                                            ---
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2001 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

     The Bank commenced operations on October 14, 1997 at its main office located at 1000 Georgia Highway 138 in Conyers, Georgia. The facility contains approximately 11,200 square feet (6,800 square feet on the main level and 4,400 square feet on the second level). The building contains a lobby, vault, nine offices, five teller stations, two drive-in windows, a boardroom conference facility, a loan operations area, and an area for the Bank's bookkeeping operations. In addition to its headquarters facility, the Bank operates a small branch office located at 1600 Georgia Highway 20, in Conyers, Georgia. This branch facility is located on approximately 1.2 acres of land and contains a safe, one office, three teller stations, and two drive-in windows.

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

     Competition among financial institutions in the Bank's primary service area is intense. There are nine commercial banks with a total of seventeen branches in Rockdale County and one credit union with one branch office. The largest banks are affiliated with five major bank holding companies. Rockdale National Bank is the only locally-owned bank in Rockdale County.

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



Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

     The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2000 and December 31, 1999. This presentation includes all major categories of interest earning assets and interest bearing liabilities:

                          AVERAGE CONSOLIDATED ASSETS

                                                         Year Ended                Year Ended
                                                      December 31, 2000         December 31, 1999
                                                      -----------------         -----------------
Interest-bearing deposits.......................           $   161,244              $   601,318
Securities......................................            10,522,827               10,645,843
Federal funds sold..............................             4,391,448                2,563,321
Net loans.......................................            44,510,781               28,122,976
                                                           -----------              -----------
   Total earning assets.........................            59,586,300               41,933,458
                                                           -----------              -----------
Cash and due from banks.........................             3,028,735                3,069,806
Other assets....................................             3,695,226                3,239,906
                                                           -----------              -----------
   Total assets.................................           $66,310,261              $48,243,170
                                                           ===========              ===========


                      AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         Year Ended                 Year Ended
                                                      December 31, 2000         December 31, 1999
                                                      -----------------         -----------------
Non interest-bearing deposits...................           $10,595,184               $ 7,571,770
NOW and money market deposits...................            22,753,039                18,161,365
Savings deposits................................             1,490,480                 1,105,291
Time deposits...................................            22,770,783                14,759,472
Other borrowings................................             2,533,798                   910,054
Other liabilities...............................               226,542                   167,855
                                                           -----------               -----------
   Total liabilities............................            60,366,826                42,675,807
Stockholders' equity............................             5,943,435                 5,567,363
                                                           -----------               -----------
   Total liabilities and  stockholders' equity..           $66,310,261               $48,243,170
                                                           ===========               ===========

     The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                                                                 Year Ended December 31, 2000
                                               --------------------------------------------------------------
                                                     Average                 Interest              Average
                   Assets                            Amount                   Earned                Yield
                   ------                            ------                   ------                -----
Interest-bearing deposits....................     $        161,244        $        10,738            6.66%
Securities...................................           10,522,827                646,722            6.15%
Federal funds sold...........................            4,391,448                274,156            6.24%
Net loans....................................           44,510,781/(1)/         4,522,319/(2)/      10.16%
                                                  ----------------        ---------------           -----
Total earning assets.........................     $     59,586 299        $     5,453,935            9.15%
                                                  ================        ===============           =====

                                                                 Year Ended December 31, 2000
                                               --------------------------------------------------------------
                                                     Average                 Interest              Average
                 Liabilities                         Amount                   Earned                Yield
                 -----------                         ------                   ------                -----
NOW and money market deposits................     $     22,750,039        $       888,296            3.90%
Savings deposits.............................            1,490,480                 35,392            2.37%
Time deposits................................           22,770,783              1,361,909            5.98%
Other borrowings.............................            2,533,798                164,958            6.51%
                                                  ----------------        ---------------            ----
Total interest-bearing liabilities...........     $     49,545,100        $     2,450,555            4.95%
                                                  ================        ===============            ====
Net interest income..........................                             $     3,003,380            4.21%
                                                                          ===============            ====
Net interest margin..........................                                                        5.04%
                                                                                                     ====

____________________


                                                                 Year Ended December 31, 2000
                                               --------------------------------------------------------------
                                                     Average                 Interest              Average
                   Assets                            Amount                   Earned                Yield
                   ------                            ------                   ------                -----
Interest-bearing deposits....................     $        601,318        $        31,821           5.29%
Securities...................................           10,645,843                605,285           5.69%
Federal funds sold...........................            2,563,321                132,437           5.17%
Net loans....................................           28,122,976/(1)/         2,704,719/(2)/      9.62%
                                                  ----------------        ---------------           ----
Total earning assets.........................     $     41,933,458        $     3,474,260           8.29%
                                                  ================        ===============           ====

_____________________
/(1)/  During 2000 and 1999, all loans were accruing interest.

/(2)/ Interest earned on net loans for the years ended December 31, 2000 and 1999 includes loan fees and loan service fees in the amount of $421,287 and $315,639, respectively.

                                                                Average           Interest         Average
     Liabilities                                                 Amount            Expense           Yield
     -----------                                                 ------            -------           -----
     NOW and money market deposits................     $     18,161,365    $       555,940          3.06%
     Savings deposits.............................            1,105,291             23,858          2.16%
     Time deposits................................           14,759,472            796,635          5.40%
     Other borrowings.............................              910,054             46,419          5.10%
                                                       ----------------    ---------------          ----
     Total interest-bearing liabilities...........     $     34,936,182    $     1,422,852          4.07%
                                                       ================    ===============          ====
     Net interest income..........................                         $     2,051,408          4.22%
                                                                           ===============          ====
     Net interest margin..........................                                                  4.89%
                                                                                                    ====

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


                                                                  Year Ended December 31, 2000
                                                                       compared with the
                                                                  Year Ended December 31, 1999
                                                                  ----------------------------
                                                                   Increase (decrease) due to:
                                                            Volume               Rate               Total
                                                            ------               ----               -----
Interest earned on:
   Interest-bearing deposits......................         $  (23,288)          $  2,205         $  (21,083)
   Securities.....................................             (6,994)            48,431             41,437
   Federal funds sold.............................             94,452             47,267            141,719
   Net loans......................................          1,576,092            241,508          1,817,600
                                                           ----------           --------         ----------
Total interest income.............................         $1,640,262           $339,411         $1,979,673
                                                           ----------           --------         ----------
Interest paid on:
   NOW deposits and money market..................         $  140,556           $191,800         $  332,356
   Savings deposits...............................              8,314              3,220             11,534
   Time deposits..................................            432,406            132,868            565,274
   Other borrowings...............................             82,823             35,716            118,539
                                                           ----------           --------         ----------
Total interest expense............................         $  664,099           $363,604         $1,027,703
                                                           ----------           --------         ----------
Change in net interest income.....................         $  976,163           $(24,193)        $  951,970
                                                           ==========           ========         ==========

                                                                 Year Ended December 31, 1999
                                                                         compared with
                                                          Period from Inception to December 31, 1998
                                                          ------------------------------------------
                                                               Increase (decrease) due to:
                                                            Volume              Rate              Total
                                                            ------              ----              -----
Interest earned on:
   Interest-bearing deposits......................           $     --         $  31,820         $   31,820
   Securities.....................................             53,139           (13,303)            39,836
   Federal funds sold.............................             27,912           (25,978)             1,934
   Net loans......................................          1,668,159           (45,345)         1,622,814
                                                           ----------         ---------         ----------
Total interest income.............................         $1,749,210         $ (52,806)        $1,696,404
                                                           ----------         ---------         ----------
Interest paid on:
   NOW deposits and money market..................         $  212,109         $(192,466)        $   19,643
   Savings deposits...............................             12,409           (13,118)              (709)
   Time deposits..................................            608,801           (34,132)           574,669
   Other borrowings...............................             57,646           (14,881)            42,765
                                                           ----------         ---------         ----------
Total interest expense............................         $  890,965         $(254,597)        $  636,368
                                                           ----------         ---------         ----------
Change in net interest income.....................         $  858,245         $(201,791)        $1,060,036
                                                           ==========         =========         ==========

Deposits

     The Bank offers a full range of interest-bearing and non interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and fixed and variable rate certificates of deposit with a range of maturity date options. The sources of deposits are individuals, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published by the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

     The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:


                                                            Year Ended                      Year Ended
                                                        December 31, 2000                December 31, 1999
                                                        -----------------                -----------------
                                                      Average         Average           Average    Average
Deposit Category                                      Amount         Rate Paid          Amount    Rate Paid
                                                      ------         ---------          ------    ----------
Non-interest bearing demand deposits.........      $  10,595,184           N/A       $ 7,571,770          N/A
NOW and money market deposits................         22,750,039          3.90%        18,161,365        3.06%
Savings deposits.............................          1,490,480          2.37%         1,105,291        2.16%
Time deposits................................         22,770,783          5.98%        14,759,472        5.40%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and other time deposits and their respective maturities at December 31, 2000:


                                            Time Certificates
                                               of Deposit
                                          ---------------------

                    3 months or less             $1,068,194
                    3-6 months                    1,080,906
                    6-12 months                   3,249,724
                    Over 12 months                1,736,624
                                                 ----------
                         Total                   $7,135,448

Loan Portfolio

     The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2000, the Board of Directors of the Bank had established a lending limit for loans of up to $1,000,000 to any one person. See "--Supervision and Regulation."

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

     Real Estate Loans

     The Bank's real estate loans consist of residential first and second mortgage loans, residential construction loans and, to a limited degree, commercial real estate loans. These loans are made consistent with the Bank's appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. These loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss to the Bank.

     The following table presents various categories of loans contained in the Bank's loan portfolio for the periods indicated and the total amount of all loans for such periods:


                                                          As of                         As of
Type of Loan                                        December 31, 2000             December 31, 1999
------------                                        ------------------            --------------------
Commercial, Financial and Agricultural.......          $   6,458,671                 $    5,634,393
Real Estate - Construction...................             16,188,218                     12,093,066
Real Estate - Mortgage.......................             25,336,735                     20,881,418
Installment and Other Loans to Individuals...              3,574,531                      2,899,493
                                                       -------------                 --------------
Subtotal.....................................             51,558,155                     41,508,370
Less: Allowance for possible loan losses.....               (783,836)                      (531,024)
   Net deferred loan fees....................                (83,096)                       (93,227)
                                                       -------------                 --------------
   Total (net of allowances).................          $  50,691,223                 $   40,884,119
                                                       =============                 ==============

     The following is a presentation of an analysis of maturities of loans as of December 31, 2000:

                                                    Due in 1        Due after 1 to       Due After
             Type of Loan                         Year or Less         5 Years            5 Years             Total
             ------------                         ------------         -------            -------             -----
Commercial, Financial and Agricultural.........      $ 2,513,149       $ 3,850,895        $   94,927       $ 6,458,671
Real Estate - Construction.....................       11,009,079         3,800,229         1,378,910        16,188,218
Real Estate - Mortgage.........................        4,206,913        18,490,962         2,638,860        25,336,735
Installment and Other Loans to Individuals.....        1,392,346         2,106,616            75,569         3,574,531
                                                     -----------       -----------        ----------       -----------
 Total.........................................      $19,121,487       $28,248,702        $4,187,966       $51,558,155

      For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2000:

                                              Due in 1        Due after 1 to         Due After
      Interest Category                     Year or Less          5 Years             5 Years              Total
      -----------------                     ------------          -------             -------              ------
Predetermined interest rate............        $ 8,078,634        $21,292,994           $474,982        $29,846,609
Floating interest rate.................         19,516,073          2,195,473                  0         21,711,546
                                               -----------        -----------           --------        -----------
 Total.................................        $27,594,707        $23,488,466           $474,982        $51,558,155

      As of December 31, 2000, all loans were accruing interest and no accruing loans were contractually past due 90 days or more as to principal and interest payments and no loans were defined as "troubled debt restructurings."

      As of December 31, 2000, there were no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

      Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. At December 31, 2000, all loans were accruing interest.

Summary of Loan Loss Experience

      An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

               Analysis of the Allowance for Possible Loan Losses

                                                                         Year Ended           Year Ended
                                                                     December 31, 2000      December 31, 1999
                                                                     -----------------      -----------------
Balance at beginning of period...............................            $531,024                 $194,581
Charge-offs..................................................              46,185                   25,000
Recoveries...................................................              23,478                        0
Net Charge-offs..............................................              22,707                   25,000
Additions charged to operations..............................             275,519                  361,443
                                                                         --------                 --------
Balance at end of period.....................................            $783,836                 $531,024
                                                                         ========                 ========
Ratio of net charge-offs during the period to                                0.05%                    0.09%
    average loans outstanding during the period                          ========                 ========


      At December 31, 2000 the allowance was allocated as follows:


                                                                                             Percent of loans
                                                                                             in each category
                                                                           Amount             to total loans
                                                                           ------            ----------------
Commercial, Financial and Agricultural.............................      $156,767                   20%
Real Estate - Construction.........................................       156,767                   20%
Real Estate - Mortgage.............................................       156,767                   20%
Installment and Other Loans to Individuals.........................        78,834                   10%
Unallocated........................................................       235,151                   30%
                                                                         --------                   ---
Total..............................................................      $783,836                   100%
                                                                         ========                   ===

      At December 31, 1999 the allowance was allocated as follows:

                                                                                              Percent of loans
                                                                                              in each category
                                                                          Amount               to total loans
                                                                          ------              ----------------
Commercial, Financial and Agricultural............................       $100,000                    19%
Real Estate - Construction........................................         50,000                     9%
Real Estate - Mortgage............................................        175,000                    33%
Installment and Other Loans to Individuals........................         50,000                     9%
Unallocated.......................................................        156,024                    30%
                                                                         --------                    ---
   Total..........................................................       $531,024                    100%
                                                                         ========                    ===

Loan Loss Reserve


     In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 2000, 12.5% of outstanding loans are in the category of commercial loans, which includes commercial real estate loans and agricultural loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, 97% of these commercial loans at December 31, 2000 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

      The Company's consumer loan portfolio constitutes 6.9% of outstanding loans at December 31, 2000. At December 31, 2000 the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

      Real estate mortgage and construction loans constituted 80.6% of outstanding loans at December 31, 2000. All loans in this category represent residential real estate mortgages or construction loans where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

      A review of the loan portfolio by an independent firm is conducted annually. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report is approved by the Board and management of the Bank. In addition to such review, the Bank's primary regulator, the Office of the Comptroller of the Currency, also conducts an annual examination of the loan portfolio. Upon completion, the Office of the Comptroller of the Currency presents its report of findings to the Board and management of the Bank. Information provided from these two independent sources, together with information provided by the management of the Bank and other information known to members of the Board, are utilized by the Board to monitor, on a quarterly basis, the loan portfolio. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

Investments

      At December 31, 2000, investment securities comprised approximately 16.0% of the Bank's assets, Federal Funds sold comprised approximately 0.1% of the Bank's assets, and net loans comprised approximately 75.4% of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

     The following table presents, for the periods indicated, the book value of the Bank's investments. All securities held at December 31, 2000 and 1999 were categorized as available-for-sale.

Investment Category
-------------------

Available-for-Sale:                                                   As of                     As of
------------------                                              December 31, 2000         December 31, 1999
                                                                -----------------         -----------------
U.S. Treasury and U.S. Agency Securities...............            $ 9,997,475                $10,217,921
Municipal Securities...................................                533,783                          0
Federal Home Loan Bank Stock...........................                125,000                    125,000
Federal Reserve Bank Stock.............................                180,000                    180,000
Bankers Bank Stock.....................................                 50,068                          0
                                                                   -----------                -----------
Total..................................................            $10,886,326                $10,522,921
                                                                   ===========                ===========

     The following table indicates for the year ended December 31, 2000 the book value of investments due by contractual maturity in (i) one year or less, (ii) one to five years, and (iii) five to ten years:

Investment Category
-------------------

                                                                                             Weighted Average
Available-for-Sale:                                                  Amount                     Yield/(1)/
------------------                                                   ------                     ---------
Obligations of U.S. Treasury and other U.S. Agencies:
     0 - 1 year...........................................         $   300,000                      6.35%
     Over 1 through 5 years...............................           8,345,191                      6.28%
     Over 5 through 10 years..............................           1,000,000                      7.00%
U.S. Agencies Mortgage-Backed Securities..................             352,284                      8.35%
Municipal Securities......................................             533,783                      5.93%
Federal Home Loan Bank Stock, no maturity.................             125,000                      7.75%
Federal Reserve Bank Stock, no maturity...................             180,000                      6.00%
Other Securities..........................................              50,068                      0.00%
                                                                   -----------                      ----
         Total............................................         $10,886,326                      6.38%
                                                                   ===========                      ====

(1) The Company has invested in tax exempt securities; however, the Company did not realize any income from tax exempt securities during the fiscal year ended December 31, 2000.

Return on Equity and Assets


      Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:


                                                                 Year Ended                 Year Ended
                                                             December 31, 2000          December 31, 1999
                                                             -----------------          -----------------
Return on Average Assets..............................            1.27%                       0.20%
Return on Average Equity..............................           14.13%                       1.72%
Average Equity to Average Assets Ratio................            8.96%                      11.54%
Dividend Payout Ratio.................................               0%                          0%

      Return on average assets is calculated by dividing net income by year-to-date average assets. Return on average equity is calculated by dividing net income by year-to-date average equity. Average equity to average assets is calculated by dividing year-to-date Average equity to year-to-date average assets. The Dividend Payout Ratio is calculated by dividing the dividends paid during the year by 2000 net income.

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

     The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 2000, the Bank had $5,057,686 in outstanding participations.

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

Employees

     As of December 31, 2000, the Bank employed 2 persons on a part-time basis and 23 persons on a full-time basis, including 7 officers. The Bank will hire additional persons as needed, including additional tellers, financial service representatives, and operations personnel.

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

Transfer Agent and Common Stock Registrar

     Registrar and Transfer Company serves as the Transfer Agent and Registrar for the Company's Common Stock.

Supervision and Regulation

     General

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

     The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act of 1956, as amended, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, restrictions on interstate acquisition of banks by bank holding companies were repealed, such that the Company, or any other bank holding company located in Georgia, may acquire a bank located in any other state, and a bank holding company located outside Georgia may acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions.

      De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws. The State of Georgia has enacted an interstate banking statute which authorizes bank holding companies located throughout the United States to acquire banks and bank holding companies located in Georgia under certain conditions. Such legislation has had the effect of increasing competition among financial institutions in the Bank's market area and in the State of Georgia generally. Establishment of de novo bank branches in Georgia by out-of-state financial institutions is not permitted under Georgia law.

     A bank holding company which has not elected to become a financial holding company ("FHC") under the Gramm-Leach-Bliley Act, as discussed below, will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, non-FHC bank holding companies may still engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

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

     In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition and gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Generally, bank holding companies must obtain approval of the

Federal Reserve Board to engage in any activity not previously approved by the Federal Reserve Board or to modify in any material respect an activity for which Federal Reserve Board approval had been obtained.

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

     As a national bank, the Bank is subject to the supervision of the OCC and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, a national bank situated in the State of Georgia must obtain the prior approval of the Georgia Banking Department before establishing any branch offices or bank facilities. The Bank is also subject to Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of the Company, is subject to restrictions under federal law when dealing with the Company and other affiliates. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

     Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. In addition, a national bank may grant loans and extensions of credit to such person up to an additional 10% of its unimpaired capital and surplus, provided that each loan or extension of credit is fully secured by readily marketable collateral having a market value, determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government, and loans or extensions of credit which have the approval of the OCC and which are made to a financial institution or to any agent in charge of the business and property of a financial institution.

     Gramm-Leach-Bliley

     The Gramm-Leach-Bliley Act, enacted on November 12, 1999, eliminates the barriers erected by the 1933 Glass-Steagall Act and amends the Bank Holding Company Act of 1956 and the Securities Exchange Act of 1934, among other statutes. The Gramm-Leach-Bliley Act allows for the affiliation of banking, securities and insurance activities in new financial services organizations. A dominant theme of the Gramm-Leach-Bliley Act is the functional regulation of financial services, with the primary regulator of the Company being the agency which traditionally regulates the activity in which the Company wishes to engage. For example, the Securities and Exchange Commission will regulate bank securities transactions, and the various banking regulators will oversee banking activities.

     The Gramm-Leach-Bliley Act permits the Company to engage in activities that are "financial in nature." Such activities include security and insurance underwriting, investment banking, and limited merchant banking investing in commercial and industrial companies. To be eligible for such activities, the Company must qualify as a FHC and file a declaration as a FHC with the Federal Reserve. To qualify as a

FHC, the Company must be "well-capitalized," "well managed" and have at least a satisfactory rating under the Community Reinvestment Act. Further, the Company, if it elects FHC status, can pursue additional activities which are incidental or complementary in nature to a financial activity, or which the Federal Reserve subsequently determines to be financial in nature. The Gramm-Leach-Bliley Act also allows the Bank, with OCC approval, to control or hold an interest in a "financial subsidiary" which may engage in, among other things, the activities specified in the Gramm-Leach-Bliley Act as being financial in nature. However, a financial subsidiary is not permitted to engage in activities such as insurance underwriting or annuity issuance, real estate development, investment activities, or merchant banking activities. In addition, any financial subsidiary of the Bank would generally be treated as an affiliate of the Bank, rather than as a subsidiary, for purposes of affiliate transaction restrictions of the Federal Reserve Act.

     It is expected that the Gramm-Leach-Bliley Act will facilitate further consolidation in the financial services industry on both a national and international basis, and will cause existing bank holding companies to restructure their existing activities in order to take advantage of the new powers granted and comply with their attendant requirements and conditions.

     Capital Adequacy Requirements

     Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the OCC. The Federal Reserve Board and the OCC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in the risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, on a consolidated basis with the banks owned by the holding company, as well as to state member banks. The OCC's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the risk level of a particular asset, it is assigned to a risk category.

     For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages, provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are then added together to determine total risk-weighted assets. At December 31, 2000, the Company's total risk-based capital and tier-one risk-based capital ratios were 13.5% and 12.2%, respectively. See Note 12 to the Consolidated Financial Statements provided elsewhere herein this Form 10-KSB.

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

     Both the risk-based capital guidelines and the leverage ratio are minimum requirements. They are applicable to all banking institutions unless the applicable regulating authority determines that different minimum capital ratios are appropriate for a particular institution based upon its circumstances. Institutions operating at or near these ratios are expected to have well-diversified risks, excellent control systems, high asset quality, high liquidity, good earnings, and in general must be considered strong banking organizations, rated composite 1 under the CAMELS rating system of banks or the BOPEC rating system of bank holding companies. The OCC requires that all but the most highly-rated banks and all banks with high levels of risk or experiencing or anticipating significant growth maintain ratios of at least 4% Tier 1 capital to total assets. The Federal Reserve Board also requires bank holding companies without a BOPEC-1 rating to maintain a ratio of at least 4% Tier 1 capital to total assets; furthermore, banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the 3% and 4% minimum levels.

     The FDIC has also adopted a rule substantially similar to that issued by the Federal Reserve Board, that establishes a minimum leverage ratio of 3% and provides that FDIC-regulated banks with anything less than a CAMELS-1 rating must maintain a ratio of at least 4%. In addition, the FDIC rule specifies that a depository institution operating with less than the applicable minimum leverage capital requirement will be deemed to be operating in an unsafe and unsound manner unless the institution is in compliance with a plan, submitted to and approved by the FDIC, to increase the ratio to an appropriate level. Finally, the FDIC requires any insured depository institution with a leverage ratio of less than 2% to enter into and be in compliance with a written agreement between it and the FDIC (or the primary regulator, with the FDIC as a party to the agreement). Such an agreement should contemplate immediate efforts to acquire the capital required to increase the ratio to an appropriate level. Institutions that fail to enter into or maintain compliance with such an agreement will be subject to enforcement action by the FDIC.

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

     The OCC, the Federal Reserve Board and the FDIC have added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or
(ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter's capital charge for market risk.

     Prompt Corrective Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One element of the FDICA provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the FDICIA does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The FDICIA creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

     As an institution's capital levels decline, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

     The OCC, the Federal Reserve Board and the FDIC have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                            Total Risk-Based      Tier 1 Risk-Based          Tier 1
                                             Capital Ratio          Capital Ratio        Leverage Ratio
                                            ------------------  ---------------------  ------------------
     Well capitalized/(1)/                         *10%                   *6%                 *5%

     Adequately Capitalized/(1)/                    *8%                   *4%                 *4%/(2)/

     Undercapitalized/(4)/                         **8%                  **4%                **4%/(3)/

     Significantly Undercapitalized/(4)/           **6%                  **3%                **3%

     Critically Undercapitalized                     -                     -                ***2%/(5)/

_________________
/(1)/  An institution must meet all three minimums.

/(2)/ *3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

/(3)/ **3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

/(4)/ An institution falls into this category if it is below the specified capital level for any of the three capital measures.

/(5)/  Ratio of tangible equity to total assets.

*   more than equal to
**  less than
*** less than equal to

       In addition, the Federal Reserve Board, the OCC and the FDIC have adopted regulations, pursuant to the FDICA, defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Both the capital standards and the safety and soundness standards which the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

       Reporting Requirements

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

Item 2.  Description of Property
------   -----------------------

Facilities

          In April, 1999, the Bank moved into a $1.89 million facility located at 1000 Georgia Highway 138 in Conyers, Georgia. The building contains a boardroom conference facility, a loan operations area, and an area for the Bank's bookkeeping operations. In addition to its headquarters facility, the Bank operates a small branch office located at 1600 Georgia Highway 20, in Conyers, Georgia. This branch facility is located on approximately 1.2 acres of land and was acquired for a purchase price of approximately $385,000. This facility contains a safe, one office, three teller stations, and two drive-in windows.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

          No matter was submitted during the fourth quarter ended December 31, 2000 to a vote of security holders of the Company.

                                    PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
------   --------------------------------------------------------

A.        Market Information

          During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

B.        Holders of Common Stock

          As of March 27, 2001, the number of holders of record of the Company's Common Stock was 627.

C.        Dividends

          To date, the Company has not paid any cash dividends on its Common Stock. It is the policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company and of the Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation
------   ---------------------------------------------------------

          The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, related notes and statistical information included herein.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

          For the year ended December 31, 2000, assets increase and earnings improved. Total assets increased by 11.5% from $60,319,214 at December 31, 1999 to $67,265,036 at December 31, 2000. Net loans increased from $40,884,119 at December 31, 1999, to $50,691,223 at December 31, 2000 due to strong loan demand coupled with a focused marketing efforts. Net charge-offs for 2000 were $22,707 compared to $25,000 in 1999. At December 31, 2000, the Bank's loan loss reserve ratio was 1.52% of total loans, an increase from 1.28% at December 31, 1999.

          Deposits increased for the same period by $3,280,841 or 6.3%, from $52,232,828 in 1999 to $55,513,669 at December 31, 2000. The increase was primarily attributable to marketing efforts. The Bank's investment portfolio increased $195,217, or 1.9%, from $10,217,921 in 1999 to $10,413,138 in 2000, primarily as a result of an increase in the market value of the bond and securities.

          The Bank's loan to deposit ratio was 91% at December 31, 2000, compared to 79% at December 31, 1999. Combined with the increase in the above ratio, earnings increased significantly in 2000 because of higher levels of average earning assets, from $41.9 million in 1999 to $59.6 million in 2000. As a consequence to the stable net interest margin and higher levels of earning assets, net interest income increased by $951,972, or 46.4%, from $2,051,408 in 1999 to $3,003,380 in 2000. Non-interest expense increased by $543,053 from $1,917,403 for 1999 to $2,460,456 for 2000. This increase was the result of an increase in personnel expenses and other overhead expenses used to grow the Bank. Non-interest income increased by $224,858 from $323,465 for 1999 to $548,323 for 2000. This increase was due to higher levels of transactions relating to deposit accounts, higher lease referral fees, mortgage origination fees, and a gain on the sale of real estate owned.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

          For the year ended December 31, 1999, assets increase and earnings improved. Total assets increased by 77% from $34,056,201 in 1998 to $60,319,214 in 1999. Net loans increased from $15,942,009 in 1998, to $40,884,119 in 1999 due to strong loan demand coupled with a focused marketing effort. Net charge-offs for 1999 were $25,000 compared to $0 in 1998. At December 31, 1999, the Bank's loan loss reserve ratio was 1.28% of total loans, slightly above the 1.21% at December 31, 1998.

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

          Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the years indicated.

                                                                                                          Year Ended
                                                            Year Ended                                    ----------
                                                        December 31, 2000                             December 31, 1999
                                                        -----------------                             -----------------
                                                          (In thousands)                                (In thousands)
                                                          --------------                                --------------
                                                Average       Interest      Yield/      Average      Interest     Yield/
                                                -------       --------      ------      -------      --------     ------
                                                Balance       Income/        Cost       Balance      Income/       Cost
                                                -------       -------        ----       -------      -------       ----
                                                              Expense                                Expense
                                                              -------                                -------
Interest-bearing deposits                          $   161        $   11       6.66%       $   601      $   32       5.29%
Federal funds sold                                   4,391           274       6.24%         2,563         132       5.17%
Securities                                          10,523           647       6.15%        10,646         605       5.69%
Loans, net                                          44,511         4,522      10.16%        28,123       2,704       9.62%
                                                   -------        ------                   -------      ------
     Total earning assets                          $59,586        $5,454       9.15%       $41,933      $3,474       8.29%
                                                   =======        ======      =====        =======      ======       ====

Interest bearing deposits                          $47,011        $2,286       4.86%       $34,026      $1,376       4.04%
Other borrowings                                     2,534           165       6.51%           910          46       5.10%
     Total interest-bearing liabilities            $49,545        $2,451       4.95%       $34,936      $1,422       4.07%
                                                   =======        ======      =====        =======      ======       ====

Net yield on earning assets                                                    4.21%                                 4.22%
                                                                              =====                                  ====

     Net yield on earning assets for the years ended December 31, 2000 and 1999 were 4.21% and 4.22%, respectively. Rising interest rates affected the Bank's cost of funds; however, increased loan volume and higher yields on all earning assets helped the Bank maintain its net interest margin. Net interest income increased from $2,051,408 for the year ended December 31, 1999 to $3,003,380 for the year ended December 31, 2000. This increase is primarily attributable to higher loan volume. Net interest income increased from $991,372 for the year ended December 31, 1998 to $2,051,408 for the year ended December 31, 1999. This increase was also primarily attributable to higher loan volume.

Non-Interest Income

     Non-interest income for the year ended December 31, 2000 and December 31, 1999 amounted to $548,323 and $323,465, respectively. As a percentage of average assets, non-interest income increased from 0.67% in 1999 to 0.83% in 2000. The increase in non-interest income during 2000 is attributable to the increase in the number of deposit accounts, as well as transactional volume, and to higher lease referral fees, mortgage origination fees, and a gain on the sale of real estate owned.

     The following table summarizes the major components of non-interest income for the years ended December 31, 2000 and December 31, 1999.

                                                    Year Ended December 31,
                                                     2000              1999
                                                     ----              ----
Service fees on deposit accounts                    $424,415          $250,748
Miscellaneous, other                                 123,908            72,717
                                                    --------          --------
        Total non-interest income                   $548,323          $323,465
                                                    ========          ========

Non-Interest Expense

     Non-interest expense increased from $1,917,403 during 1999 to $2,460,456 in 2000. As a percentage of total average assets, non-interest expense decreased from 3.97% to 3.71%. Management attributes this decrease in the ratio of non-interest expense to average assets to increased coverage of overhead expenses from earning assets and an expense control initiative taken in 2000. Below are the components of non-interest expense for the years ended December 31, 2000 and 1999.

                                                                   Year Ended                  Year Ended
                                                                                               ----------
                                                                December 31,2000            December 31, 1999
                                                                ----------------            -----------------
Salaries and other compensation..............                     $  980,236                  $  732,148
Employee benefits............................                        213,831                     150,823
Net occupancy and equipment expense..........                        377,761                     322,100
Professional and other outside services......                        185,302                     160,019
Other expense................................                        703,326                     552,313
                                                                  ----------                  ----------
   Total non-interest expense................                     $2,460,456                  $1,917,403
                                                                  ==========                  ==========

     During 2000, the allowance for loan losses grew from $531,024 to $783,386. During 2000, the allowance for loan losses as a percent of gross loans increased from 1.28% to 1.52% as the Bank anticipated higher future losses due to recent changes in economic conditions. There were $25,000 in charge-offs during 1999 and $46,185 in charge-offs during 2000. As of December 31, 2000, management considers the allowance for loan losses to be adequate. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Liquidity and Interest Rate Sensitivity

     Net interest income, the Company's primary source of earnings, fluctuates with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet of the Company should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

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

     The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 2000 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity. In addition, call provisions in the bond portfolio and loan prepayments may affect actual maturities.


                                                       After           After
                                                       three            six           After
                                      Within           months         months        one year        After
                                       Three         but within     but within     but within        five
                                      months         six months      one year      five years       years          Total
                                  ---------------  --------------  -------------  -------------  ------------  -------------
EARNINGS ASSETS                                                     (Dollars in thousands)
---------------
   Interest Bearing Deposits            $     32        $      0       $      0         $     0       $     0        $    32
   Loans, before deferred fees            20,308           2,953          4,342          23,481           474        $51,558
   Investment Portfolio                      355             300          3,874           4,733         1,506        $10,768
   Federal funds sold                         30               0              0               0             0        $    30
                                        --------        --------       --------         -------       -------        -------
    Total earning assets                $ 20,725        $  3,253       $  8,216         $28,214       $ 1,980        $62,388

SUPPORTING SOURCE OF FUNDS
--------------------------

   Interest-bearing demand              $ 21,047        $      0       $      0         $     0       $     0        $21,047
   deposits and savings
   Certificates, less than $100M           1,785           2,476          6,218           3,780             0        $14,259
   Certificates, $100M and over            1,068           1,081          3,018           1,268             0        $ 6,435
   FHLB Advance                                0               0              0           2,500             0        $ 2,500
                                        --------        --------       --------         -------       -------        -------
   Total interest-bearing               $ 23,900        $  3,557       $  9,236         $ 7,548       $     0        $44,241
   liabilities
   Interest-sensitivity gap              ($3,175)       ($   304)       ($1,020)        $20,666       $ 1,980        $18,147
   Cumulative interest-                  ($3,175)        ($3,479)       ($4,499)        $16,167       $18,147        $18,147
   sensitivity gap
   Interest-sensitivity gap ratio           0.87            0.91           0.89            3.74           N/A           1.41
   Cumulative interest-                     0.87            0.87           0.88            1.37          1.41           1.41
   sensitivity gap ratio

     As evidenced by the table above, the Company is cumulatively liability sensitive at one year. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous as earning assets are repriced sooner than the liabilities. With respect to the Company, an increase in interest rates would result in lower earnings while a decline in interest rates will increase income. This, however, assumes that all other factors affecting income remain constant.

     As the Company continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Bank's Asset/Liability Committee meets on a quarterly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $3.3 million during 2000 and by $23.9 million in 1999. Below are the pertinent liquidity balances and ratios for the years ended December 31, 2000 and December 31, 1999.

                                                              Year Ended                        Year Ended
                                                                                                ----------
                                                           December 31, 2000               December 31, 1999
                                                           -----------------               -----------------
Cash and cash equivalents..........................        $    2,045,665                  $   4,839,459
Securities.........................................            10,768,206                     10,522,921
CDs over $100,000 to total deposits ratio..........                    13%                            12%
Loan to deposit ratio..............................                    91%                            79%
Brokered deposits..................................                     0                              0

     At December 31, 2000, large denomination certificates of deposit accounted for 13% of total deposits. Large denomination certificates of deposit are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination certificates and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination certificates may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Rockdale County, Georgia, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Rockdale County, as outside depositors are more likely to be interest rate sensitive.

     Cash and cash equivalents are the primary source of liquidity. At December 31, 2000, cash and cash equivalents amounted to $2.0 million, representing 3% of total assets. Securities available for sale provide a secondary source of liquidity. Approximately $8.1 million of the $10.4 million in the Bank's securities portfolio is scheduled to mature, or subject to call, in 2001.

     Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2000, the Company had no brokered deposits in its portfolio.

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

     The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into total average assets. For banks that are not rated CAMELS-1 by their primary regulator, the minimum leverage ratio should be 4.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

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

     The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 2000:

                                                                     Minimum
                                                 December 31,       regulatory
                                                     2000          requirement
Bank                                                 ----          -----------
----
     Tier 1 Capital                                  11.4%             4.0%
     Tier 2 Capital                                   1.3%               -
     Total risk-based capital ratio                  12.7%             8.0%
     Leverage ratio                                   9.4%             4.0%

Company-Consolidated
--------------------
     Tier 1 Capital                                  12.2%             4.0%
     Tier 2 Capital                                   1.3%               -
     Total risk-based capital ratio                  13.5%             8.0%
     Leverage Ratio                                  10.0%             4.0%

The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.

Item 7.  Financial Statements
------   --------------------

The following financial statements are filed with this report:

Report of Independent Certified Public Accountants

Balance Sheets--December 31, 2000 and 1999

Statements of Income--Years Ended December 31, 2000 and December 31, 1999

Statements of Changes in Stockholders' Equity--Years Ended December 31, 2000 and December 31, 1999

Statements of Cash Flows--Years Ended December 31, 2000 and December 31, 1999

Notes to Financial Statements

                      Rockdale National Bancshares, Inc.
                                          and Subsidiary

                                        Conyers, Georgia






                                              Consolidated Financial Statements
                                    Years Ended December 31, 2000, 1999 and 1998

Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
Rockdale National Bancshares, Inc.
   and Subsidiary
Conyers, Georgia

We have audited the accompanying consolidated balance sheets of Rockdale National Bancshares, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rockdale National Bancshares, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman LLP
-------------------
Atlanta, Georgia
January 18, 2001

                Rockdale National Bancshares, Inc. and Subsidiary

                           Consolidated Balance Sheets

December 31,                                                                                2000                     1999
-------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks (Note 2)                                                   $   2,015,665             $  3,389,459
Federal funds sold                                                                        30,000                1,450,000
Investment securities available for sale (Notes 3 and 7)                              10,413,138               10,217,921
Other investments (Note 3)                                                               355,068                  305,000
Loans, net of allowance for loan losses of $783,386 in 2000
  and $531,024 in 1999 (Notes 4 and 11)                                               50,691,223               40,884,119
Premises and equipment, net (Note 5)                                                   2,924,215                3,119,418
Accrued interest receivable                                                              517,161                  406,245
Other assets                                                                             318,566                  547,052
-------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                         $67,265,036              $60,319,214
=========================================================================================================================

Liabilities and Stockholders' Equity
Liabilities
  Deposits:
     Noninterest-bearing demand                                                      $11,834,426              $11,162,952
     Interest-bearing demand and money market                                         18,807,903               16,909,820
     Savings                                                                           2,238,877                1,393,257
     Time deposits of $100,000 or more (Note 10)                                       7,135,448                6,295,089
     Other time deposits                                                              15,497,015               16,471,710
-------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                        55,513,669               52,232,828

  Federal funds purchased (Note 6)                                                     2,500,000                        -
Accrued interest payable                                                                  75,958                   66,271
Other liabilities                                                                        142,943                  105,150
Other borrowings (Note 7)                                                              2,500,000                2,500,000
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     60,732,570               54,904,249
-------------------------------------------------------------------------------------------------------------------------

Commitments and contingent liabilities (Note 13)

Stockholders' equity (Note 12)
Common stock, par value $1.00; 10,000,000 shares authorized, 676,188
shares issued and outstanding                                                            676,188                  676,188
Capital surplus                                                                        6,051,196                6,051,196
Accumulated deficit                                                                     (116,958)                (957,005)
Accumulated other comprehensive loss- market valuation adjustment on investment securities available for sale,
  net of tax in 2000 (Note 3)                                                            (77,960)                (355,414)
-------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                             6,532,466                5,414,965
-------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                           $67,265,036              $60,319,214
=========================================================================================================================

                    See accompanying notes to consolidated financial statements.

                Rockdale National Bancshares, Inc. and Subsidiary

                        Consolidated Statements of Income

Years ended December 31,                                                        2000              1999              1998
------------------------------------------------------------------------------------------------------------------------
Interest income
  Loans, including fees                                                   $4,522,319        $2,704,717        $1,081,903
  Investment securities:
     U.S. Government agencies and corporations                               623,172           578,974           560,050
     Other investments                                                        34,288            58,132             5,400
  Federal funds sold                                                         274,156           132,437           130,503
------------------------------------------------------------------------------------------------------------------------
Total interest income                                                      5,453,935         3,474,260         1,777,856
------------------------------------------------------------------------------------------------------------------------

Interest expense
  Interest-bearing demand and money market                                   888,296           555,940           536,297
  Savings                                                                     35,392            23,858            24,567
  Time deposits of $100,000 or more                                          418,789           204,521           118,046
  Other time deposits                                                        943,120           592,114           103,920
  Federal funds purchased (Note 6)                                               801                 -                 -
  Other borrowings (Note 7)                                                  164,157            46,419             3,654
------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                     2,450,555         1,422,852           786,484
------------------------------------------------------------------------------------------------------------------------

Net interest income                                                        3,003,380         2,051,408           991,372

Provision for loan losses (Note 4)                                           275,519           361,443           149,208
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                        2,727,861         1,689,965           842,164
------------------------------------------------------------------------------------------------------------------------
Non-interest income
  Service charges on deposit accounts                                        424,415           250,748           114,346
  Investment securities gains (losses), net (Note 3)                          (4,372)            2,046              (423)
  Other income                                                               128,280            70,671            48,949
------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                                    548,323           323,465           162,872
------------------------------------------------------------------------------------------------------------------------
Non-interest expenses
  Salaries and other compensation                                            980,236           732,148           557,923
  Employee benefits                                                          213,831           150,823           102,815
  Net occupancy and equipment expense                                        377,761           322,100           256,368
  Professional and other outside services                                    185,302           160,019           139,215
  Other expense                                                              703,326           552,313           455,526
------------------------------------------------------------------------------------------------------------------------
Total non-interest expenses                                                2,460,456         1,917,403         1,511,847
------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                            815,728            96,027          (506,811)

Income tax benefit (Note 9)                                                   24,319                -                 -
------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of change in
  accounting principle                                                       840,047            96,027          (506,811)
------------------------------------------------------------------------------------------------------------------------

               Rockdale National Bancshares, Inc. and Subsidiary

                       Consolidated Statements of Income

Years ended December 31,                                                        2000              1999              1998
==========================================================================================================================
Cumulative effect on prior years of change in accounting
 principle for deferred organization costs, net of tax                             -                 -           (77,593)
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                           $840,047      $     96,027       $  (584,404)
==========================================================================================================================
Basic and diluted income (loss) per common share:

Income (loss) before cumulative effect of change in accounting
  principle                                                                 $   1.24      $        .14       $      (.75)

Cumulative effect on prior years of change in accounting
  principle for deferred organization costs                                        -                 -              (.12)
--------------------------------------------------------------------------------------------------------------------------
Basic income (loss) per common share                                        $   1.24      $        .14       $      (.87)
Diluted income (loss) per common share                                      $   1.22      $        .14       $      (.87)
==========================================================================================================================

                    See accompanying notes to consolidated financial statements.

               Rockdale National Bancshares, Inc. and Subsidiary

          Consolidated Statements of Changes in Stockholders' Equity

                                                                                     Accumulated
                                                                                        Other
                                                                                    Comprehensive
                                                      Comprehensive                 Income-Market
                                                         Income       Accumulated     Valuation           Common       Capital
                                        Total            (Loss)           Deficit      Reserve             Stock       Surplus
================================================================================================================================
 Balance at December 31, 1997      $6,235,063       $         -      $  (468,628)    $  (2,693)           $673,188  $6,033,196

  Proceeds from sale of
    capital stock                      21,000                                  -             -               3,000      18,000

  Comprehensive loss:
    Net loss                         (584,404)         (584,404)        (584,404)            -                   -           -

    Other comprehensive
      income:
        Market valuation
         adjustment on
         securities available
         for sale                      16,624            16,624                -        16,624                   -           -
                                                    -----------
  Comprehensive loss                                $  (567,780)
                                                    ===========
----------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1998       5,688,283                        $(1,053,032)       13,931             676,188   6,051,196

  Comprehensive loss:
   Net income                          96,027         $  96,027           96,027             -                   -           -

   Other comprehensive loss:
     Market valuation
      adjustment on
      securities available
      for sale                       (369,345)         (369,345)               -      (369,345)                  -           -
                                                    -----------
  Comprehensive loss                                $  (273,318)
                                                    ===========
----------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1999       5,414,965                           (957,005)     (355,414)            676,188   6,051,196

   Comprehensive income:
    Net income                        840,047           840,047          840,047

    Other comprehensive
     income:
       Market valuation
        adjustment on
        securities available
        for sale, net of tax          277,454           277,454                -       277,454
                                                    -----------
   Comprehensive income                             $ 1,117,501
                                                    ===========
----------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 2000      $6,532,466                        $  (116,958)    $ (77,960)           $676,188  $6,051,196
==================================================================================================================================

                    See accompanying notes to consolidated financial statements.

               Rockdale National Bancshares, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows

Years ended December 31,                                                      2000                1999              1998
==========================================================================================================================
Cash flows from operating activities
 Net income (loss)                                                    $    840,047       $      96,027      $   (584,404)
 Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
     Net amortization of premium/discounts on investment
      securities                                                            10,537              67,778            27,153
     Net (gains) losses on sales and calls of investment
      securities available for sale                                          4,372              (2,046)              423
     Depreciation of premises and equipment                                216,535             177,046           112,340
     Provision for loan losses                                             275,519             361,443           149,208
     Cumulative effect of change in accounting for
      organization costs                                                         -                   -            77,593
     Deferred income tax benefit                                          (209,672)                  -           (30,868)
     Gain on sale of other real estate                                     (30,636)                (50)                -
     Decrease (increase) in deferred loan fees                              10,131             (63,557)          (29,670)
     Decrease (increase) in other assets                                   149,708            (473,021)           13,867
     Increase in accrued interest receivable                              (110,916)           (158,672)         (146,500)
     Increase in accrued interest payable                                    9,687              46,517            13,374
     Increase in other liabilities                                          37,793              58,574            40,576
--------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                         1,203,105             110,039          (356,908)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
 Purchases of investment securities available for sale                    (938,353)         (3,317,658)                -
 Purchases of other investments                                            (50,068)           (398,100)      (11,383,186)
 Maturities of investment securities available for sale                     10,056             109,583                 -
 Sales of investment securities available for sale                         495,625             486,080           485,072
 Calls of investment securities available for sale                         500,000           1,815,442         2,917,977
 Calls of other investments                                                      -             273,100         3,550,000
 Loans originated, net of principal repayments                         (10,092,754)        (25,239,996)      (12,462,405)
 Purchases of premises and equipment, net                                  (21,332)                  -                 -
 Proceeds from sale of other real estate                                   319,086          (1,371,996)         (400,394)
 Sale of premises and equipment                                                  -               2,540            24,775
--------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                   (9,777,740)        (27,641,005)      (17,268,161)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
 Proceeds from sales of capital stock                                            -                   -            21,000
 Net increase in demand, money market and savings deposits               3,415,177           7,864,505        12,925,614
 Time deposits accepted, net of repayments                                (134,336)         16,066,736         4,983,342
 Proceeds from other borrowings                                                  -           2,500,000                 -
 Federal funds purchased                                                 2,500,000                   -                 -
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                5,780,841          26,431,241        17,929,956
--------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                 (2,793,794)         (1,099,725)          304,887
Cash and cash equivalents at beginning of year                           4,839,459           5,939,184         5,634,297
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $  2,045,665       $   4,839,459      $  5,939,184
==========================================================================================================================
Supplemental disclosures of cash paid
 Interest                                                             $  2,440,868       $   1,376,335      $    773,110
 Income taxes                                                         $    258,538       $           -      $          -
==========================================================================================================================

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

Premium and discount on all investment securities are amortized (deducted) and accreted (added), respectively, to interest income using the effective yield method over the period to the maturity of the related securities. Premium and discount on mortgage-backed securities are amortized and accreted to interest

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

income using a method which approximates a level yield over the period to maturity of the related securities, taking into consideration assumed prepayment patterns.

Gains or losses on disposition of investments are computed by the specific identification method for all securities.

Loans

Loans are reported at the gross amount outstanding, less net deferred loan fees and a valuation allowance for loan losses. Interest income on loans is recognized over the terms of the loans based on the principal amount outstanding. If the collectibility of interest appears doubtful, the accrual is discontinued. Accrued interest which appears doubtful of collection is reversed against interest income if accrued in the current year or charged to the allowance for loan losses if accrued in prior years.

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

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

Premises and Equipment

Premises and equipment are reported at cost less accumulated depreciation. For financial reporting purposes, depreciation is computed using primarily straight-line methods over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. When property is disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. For income tax purposes, depreciation is computed using primarily accelerated methods.

Income Taxes

The tax effects of transactions are recorded at current tax rates in the periods the transactions are reported for financial statement purposes. Deferred income taxes are established for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that realization will not occur in the near term.

The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

Net Income (Loss) Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by weighted-average shares outstanding. Diluted EPS is computed by dividing net income by weighted-average shares outstanding plus potential common stock resulting from dilutive stock options. Basic and diluted net income (loss) per common share are based upon 676,188 and 689,339 shares, respectively, for the year ended December 31, 2000; 676,188 and 687,506 shares, respectively, for the year ended December 31, 1999; and 675,448 for the year ended December 31, 1998.

Stock-Based Compensation

The Company accounts for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, if the exercise price of the stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

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

Loans - For variable rate loans that re-price frequently and have no significant change in credit risk, fair values are based on carrying values. For all other loans, fair values are calculated by discounting the contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan, or by using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of deposits with no stated maturity, such as demand, NOW, money market and savings accounts, is equal to the amount payable on demand at year-end. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

Accrued interest - The carrying amount of accrued interest receivable and payable approximates fair value.

Off-balance-sheet instruments - The fair value for off-balance sheet lending commitments is equal to the amount of commitments outstanding at December 31, 2000. This is based on the fact that the Company generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.

Reclassifications

Certain reclassifications have been made in the 1999 and 1998 financial statements to conform with the 2000 presentation.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 2000 (as amended by FAS 138). Under SFAS 133, a company will recognize all free-standing derivative instruments in the statement of financial position as either assets or liabilities and will measure them at fair value. The difference between a derivative's previous carrying amount and its fair value shall be reported as a transition adjustment presented in net income or other comprehensive income, as appropriate, in a manner similar to the cumulative effect of a change in accounting principle. This statement also determines the accounting for the changes in fair value of a derivative, depending on the intended use of the derivative and resulting designation. The adoption of SFAS 133 is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

2.   Cash and Due From Banks

The Federal Reserve Board requires that banks maintain reserve balances with the Federal Reserve Bank or in cash on hand, based on the institution's deposit balances. At December 31, 2000 and 1999, the Bank's reserve requirement was met by cash on hand.

3.   Investment Securities

The amortized cost and estimated market value of investment securities available for sale are as follows:

                                                Amortized           Unrealized          Unrealized               Market
 December 31, 2000                                   Cost                Gains              Losses                Value
=======================================================================================================================
 U.S. Government agencies and
    corporations                             $ 9,666,416           $    8,839             $103,586         $ 9,550,446
 State and municipal                             533,782                    -               10,808             522,974
 Mortgage-backed securities                      331,060                    -               12,565             339,718
----------------------------------------------------------------------------------------------------------------------
                                             $10,531,258           $    8,839             $126,959         $10,413,138
=======================================================================================================================

                                                Amortized           Unrealized          Unrealized               Market
 December 31, 1999                                   Cost                Gains              Losses                Value
=======================================================================================================================

 U.S. Government agencies and
    corporations                             $10,174,191           $        -             $337,586         $ 9,836,605
 Mortgage-backed securities                      399,144                    -               17,828             381,316
----------------------------------------------------------------------------------------------------------------------
                                             $10,573,335           $        -             $355,414         $10,217,921
=======================================================================================================================

Other investments consist of Federal Reserve Bank of Atlanta stock, Federal Home Loan Bank of Atlanta stock and The Bankers Bank stock.

The amortized cost and estimated market value of investment securities available for sale at December 31, 2000, by contractual maturity, are shown as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                       Investment Securities
                                                        Available for Sale
                                                 --------------------------------
                                                     Amortized             Market
 December 31, 2000                                        Cost              Value
=================================================================================
 Due in one year or less                           $   300,000        $   299,719
 Due after one year through three years              3,899,799          3,874,028
 Due after three years through five years            4,445,393          4,393,292
 Due after five years                                1,533,782          1,506,381
 Mortgage-backed securities                            352,284            339,718
---------------------------------------------------------------------------------
                                                   $10,531,258        $10,413,138
=================================================================================

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

Proceeds from sales of investment securities available for sale during 2000 and 1999 were $495,625 and $486,080 with gross gains of $0 and $1,584 and gross losses of $4,372 and $0, respectively. Maturities and principal repayments of investment securities available for sale during 2000 and 1999 were $10,056 and $109,583, respectively. Gross gains realized from calls of available-for-sale securities during 2000 and 1999 were $0 and $462, respectively.

Investment securities having carrying values of approximately $9,879,000 and $6,692,000 at December 31, 2000 and 1999, respectively, were pledged to secure public funds on deposit.

At December 31, 2000 and 1999, the Bank had no outstanding off-balance-sheet derivative financial instruments, such as swaps, options, futures, or forward contracts.

4.    Loans

Major classifications of loans are as follows:

 December 31,                                    2000                  1999
===========================================================================

 Commercial                               $  6,458,671          $  5,634,393
 Loans secured by real estate:
    Construction                           16,188,218            12,093,066
    Individual mortgage                     6,886,301             3,388,172
    Commercial mortgage                    18,450,434            17,493,246
 Installment and simple interest            3,574,531             2,899,493
---------------------------------------------------------------------------
 Total loans                               51,558,155            41,508,370
 Less:   Net deferred loan fees               (83,096)              (93,227)
         Allowance for loan losses           (783,836)             (531,024)
---------------------------------------------------------------------------
 Loans, net                               $50,691,223           $40,884,119
===========================================================================

Most of the Bank's business activity is with customers located within Rockdale County and the surrounding area. As of December 31, 2000 and 1999, the Bank's loan portfolio had $41,524,953 and $32,974,484 respectively, secured by real estate.

At December 31, 2000 and 1999, the Bank had no non-accrual loans or loans which are considered impaired.

The following is a summary of transactions in the allowance for loan losses:

 Years ended December 31,                         2000        1999         1998
===============================================================================
 Balance, beginning of year                   $531,024    $194,581     $ 45,373
 Provision charged to expense                  275,519     361,443      149,208
 Loans charged off                             (46,185)    (25,000)           -
 Recoveries of loans previously charged off     23,478           -            -
-------------------------------------------------------------------------------
 Balance, end of year                         $783,836    $531,024     $194,581
===============================================================================

5.    Premises and Equipment

Premises and equipment are comprised of the following:

 December 31,                                        2000              1999
===========================================================================
 Land                                         $   585,542       $   585,542
 Buildings and improvements                     2,000,104         1,990,279
 Furniture, fixtures and equipment                842,520           858,942
---------------------------------------------------------------------------
                                                3,428,166         3,434,763
 Less accumulated depreciation                   (503,951)         (315,345)
---------------------------------------------------------------------------
 Premises and equipment, net                   $2,924,215        $3,119,418
===========================================================================

6.   Short-Term Borrowings

The Bank utilizes short-term borrowings as needed for liquidity purposes in the form of federal funds purchased. The Bank has unsecured lines of credit for federal funds purchased from other banks totaling $5,000,000 and $4,000,000 at December 31, 2000 and 1999, respectively. Amounts outstanding under these lines of credit totaled $2,500,000 and $0 at December 31, 2000 and 1999, respectively. In 2000, the maximum and daily average amounts of federal funds purchased were approximately $2,500,000 and $34,000, respectively, while such amounts were approximately $2,000,000 and $74,000, respectively, in 1999. The average interest rate paid on the federal funds purchased in 2000 and 1999 was 6.77 percent and 5.65 percent, respectively.

7.    Long-Term Borrowings

At December 31, 2000 and 1999, the Bank had two advances outstanding totaling $2,500,000 from the Federal Home Loan Bank of Atlanta (the "FHLB"). The Bank has pledged approximately $3,050,000 in U.S. Government securities as collateral for the advances. One of the advances totaling $1,250,000, matures on March 22, 2005 and bears interest at a fixed rate of 6.6% per annum, and the other $1,250,000 advance matures on March 3, 2005 and bears interest at a fixed rate of 6.9% per annum. These advances, which were obtained in 1999, provided the FHLB the option beginning March 1, 2000, and continuing on each quarterly payment date thereafter, to convert these advances into a three-month LIBOR-based floating rate advance. If the FHLB elects not to convert the advances, then the Bank may elect to terminate in whole this transaction on any payment date with the payment of a prepayment fee to the FHLB. If the FHLB elects to convert the advances, the Bank may elect to terminate the transactions without payment of a prepayment fee on any subsequent date. As of December 31, 2000 no advances had been converted as described above.

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements



8.   Employee Benefit Plans

The Bank has a contributory 401(k) employee profit sharing plan, subject to certain minimum age and service requirements. Under the provisions of the plan, employees may contribute from 1 to 15 percent of their salaries, up to the legal contribution limit, and the Bank matches 50 percent of each employees' contribution, up to a maximum of 6 percent. Amounts expensed in the years ended December 31, 2000 and 1999, as a result of the Bank's contributions to the plan, totaled approximately $16,700 and $6,000, respectively.

9.   Income Taxes

The following are the components of income tax benefit:

Years ended December 31,                                                   2000               1999                1998
=========================================================================================================================
 Current
  Federal                                                            $  174,863          $       -            $      -
  State                                                                  10,490                  -                   -
-------------------------------------------------------------------------------------------------------------------------
                                                                        185,353                  -                   -
-------------------------------------------------------------------------------------------------------------------------
 Deferred
  Federal                                                              (187,799)                -                    -
  State                                                                 (21,873)                -                    -
-------------------------------------------------------------------------------------------------------------------------
                                                                       (209,672)                -                    -
-------------------------------------------------------------------------------------------------------------------------
 Income tax benefit                                                  $  (24,319)         $      -             $      -
=========================================================================================================================

A reconciliation of income taxes computed at the federal statutory income tax rate to total income tax (benefit) is as follows:

 Years ended December 31,                                                         2000             1999            1998
=========================================================================================================================
 Pretax income (loss)                                                        $ 815,728         $ 96,027       $(506,811)
=========================================================================================================================
 Income tax (benefit) computed at federal statutory tax rate                 $ 277,348         $ 32,649       $(172,316)
 Increase (decrease) resulting from:
     Nondeductible meals and entertainment                                       3,244            1,688           2,075
     State income tax provision (benefit), net of federal tax effect             2,001            3,803         (37,121)
     Increase (decrease) in valuation allowance                               (328,272)         (38,140)        235,199
     Other                                                                      21,360                -         (27,837)
-------------------------------------------------------------------------------------------------------------------------
 Income tax (benefit)                                                        $ (24,319)        $      -       $       -
=========================================================================================================================

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements



The following summarizes the tax effects of temporary differences comprising net deferred tax assets:

 December 31,                                                                           2000                       1999
============================================================================================================================
 Deferred income tax assets:
   Allowance for loan losses                                                       $ 282,789                  $ 184,790
   Net operating loss carryforward                                                         -                    171,779
   Unrealized loss on investment securities
    available for sale                                                                40,162                    126,399
      Deferred organizational costs                                                        -                      9,883
      Deferred compensation                                                                -                      7,592
      Deferred loan fees                                                              31,543                     35,389
----------------------------------------------------------------------------------------------------------------------------
 Total deferred income tax assets                                                    354,494                    535,832
----------------------------------------------------------------------------------------------------------------------------
 Deferred income tax liabilities:
   Accumulated depreciation                                                         (104,661)                   (81,161)
----------------------------------------------------------------------------------------------------------------------------
 Total deferred income tax liabilities                                              (104,661)                   (81,161)
----------------------------------------------------------------------------------------------------------------------------
 Valuation allowance                                                                   -                       (454,671)
----------------------------------------------------------------------------------------------------------------------------
 Net deferred income tax asset                                                     $ 249,833                  $       -
============================================================================================================================

During 2000, the Company utilized all of the available operating loss carryforwards, which totaled approximately $500,000 at December 31, 1999. The valuation allowance was eliminated as of December 31, 2000 as the Company expects to fully realize the deferred tax assets.

10.   Time Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $7,135,000 and $6,295,000, respectively, at December 31, 2000 and 1999.

At December 31, 2000, the scheduled maturities of time deposits of $100,000 or more are as follows:

 Years ending December 31,
============================================================================================================================
      2001                                                                                                   $5,398,824
      2002 and 2003                                                                                           1,510,199
      Thereafter                                                                                                226,425
----------------------------------------------------------------------------------------------------------------------------
                                                                                                             $7,135,448
============================================================================================================================

11.   Related Party Transactions

At December 31, 2000 and 1999, the Bank had direct and indirect loans which aggregated $2,039,726 and $2,383,840, respectively, outstanding to or for the benefit of certain of the Bank's officers, directors and their related interests. During 2000 and 1999, $765,018 and $1,536,957 of such loans were made and repayments totaled $1,109,132 and $651,779, respectively. These loans were made in the ordinary course of business in conformity with normal credit terms, including interest rates and collateral requirements prevailing at the time for comparable transactions with other borrowers. These individuals and their related interests also maintain customary demand and time deposit accounts with the Bank.

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements


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

                                                                      Adequately
                                     Well Capitalized                 Capitalized
 December 31, 2000                    Requirement                     Requirement                  Actual
=================================================================================================================================
                                    Amount          Ratio            Amount       Ratio            Amount         Ratio
---------------------------------------------------------------------------------------------------------------------------------
 Tier 1 Capital (to
   Average Assets)
    Bank                         *$ 3,294,344      * 5.0%          $ 2,635,475      4.0%         $ 6,169,193       9.4%
    Consolidated                 *$ 3,315,513      * 5.0%          $ 2,652,410      4.0%         $ 6,610,426      10.0%

 Tier 1 Capital (to Risk
   Weighted Assets)
    Bank                        *$ 3,244,018       * 6.0%          $ 2,162,679      4.0%         $ 6,169,193      11.4%
    Consolidated                *$ 3,250,940       * 6.0%          $ 2,167,293      4.0%         $ 6,610,426      12.2%

 Total Capital (to Risk
   Weighted Assets)
    Bank                        *$ 5,406,697       *10.0%          $ 4,325,358      8.0%         $ 6,846,363      12.7%
    Consolidated                *$ 5,418,233       *10.0%          $ 4,334,586      8.0%         $ 7,289,021      13.5%

* more than equal to

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements


                                                                      Adequately
                                     Well Capitalized                 Capitalized
 December 31, 1999                     Requirement                    Requirement                    Actual
===============================================================================================================================
                                    Amount        Ratio            Amount        Ratio           Amount        Ratio
                                    ------        -----            ------        -----           ------        -----
 Tier 1 Capital (to
   Average Assets)
     Bank                         *$2,388,033     * 5.0%          $1,910,426       4.0%         $5,310,450      11.1%
     Consolidated                 *$2,412,159     * 5.0%          $1,929,727       4.0%         $5,770,380      12.0%

 Tier 1 Capital (to Risk
   Weighted Assets)
     Bank                         *$2,793,842     * 6.0%          $1,862,562       4.0%         $5,310,450      11.4%
     Consolidated                 *$2,800,389     * 6.0%          $1,867,038       4.0%         $5,770,380      12.4%

 Total Capital (to Risk
   Weighted Assets)
     Bank                         *$4,656,404     *10.0%          $3,725,123       8.0%         $5,841,474      12.6%
     Consolidated                 *$4,667,898     *10.0%          $3,734,076       8.0%         $6,301,404      13.5%

* more than equal to

Management believes that, as of December 31, 2000, the Bank and Company meet all capital requirements to which they are subject. Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends which the Bank may pay without obtaining prior regulatory approval. These restrictions are based on the level of regulatory classified assets, the prior years' net earnings, and the ratio of equity capital to total assets. At December 31, 2000, the Bank had approximated $520,000 of available retained earnings which could be paid to the Company.

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

Stock Options

The Company maintains a stock option plan, which allows for a total of 100,000 common stock options to be granted to members of the Board of Directors. The exercise price for each option shall be the average market price of a share of stock on the date of grant. Options are to be granted annually, based on Board service, and expire ten years after the date of grant. Summarized information related to these options is as follows at December 31, 2000:

                                                                                              Weighted
                                                                    Exercise Price             Average
                                                      Shares                 Range      Exercise Price
-------------------------------------------------------------------------------------------------------
 Balance at December 31, 1998                         40,000                $10.00               $10.00
   Granted                                             4,000                 11.00                11.00
   Exercised                                               -                     -                   -
   Expired                                                 -                     -                   -
-------------------------------------------------------------------------------------------------------
 Balance at December 31, 1999                         44,000       10.00  -  11.00               $10.09

   Granted                                             4,500                 12.00               12.00
   Exercised                                               -
   Expired                                                 -
-------------------------------------------------------------------------------------------------------
 Balance, at December 31, 2000                        48,500     $10.00  -  $12.00               $10.27
=======================================================================================================
 Options exercisable at December 31, 2000             48,500

 Options exercisable at December 31, 1999             44,000     $10.00  -  $11.00


 Weighted average fair value of options granted
    during 2000                                       $ 5.66

 Weighted average fair value of options granted
    during 1999                                       $ 4.62
=======================================================================================================

The Company maintains a stock option plan which allows for a total of 100,000 common stock options to be granted to eligible directors, officers and key employees. Stock options granted under this plan may be incentive stock options or nonqualified stock options. The Board of Directors may grant incentive stock options or nonqualified stock options to any director, officer, or other employee, including an employee who is a director of the Company. Such shares may be treasury, or authorized, but unissued, shares of common stock. The options granted vest ratably over a three-year period.

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

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

from the date the incentive stock option is granted. Summarized information related to the incentive stock options is as follows:

                                                                                            Weighted
                                                                   Exercise Price            Average
                                                     Shares                 Range     Exercise Price
----------------------------------------------------------------------------------------------------
 Balance at December 31, 1998                       22,129                 $10.00             $10.00
   Granted                                           7,436       $11.00  -  11.50              11.11
   Exercised                                             -                      -                  -
   Expired                                          (5,791)       10.00  -  11.50              10.08
----------------------------------------------------------------------------------------------------
 Balance at December 31, 1999                       23,774        10.00  -  11.50              10.33

   Granted                                          11,515        12.00  -  12.50              12.10
   Exercised                                             -            -  -      -
   Expired                                            (175)       10.00  -  11.50              10.97
----------------------------------------------------------------------------------------------------
 Balance at December 31, 2000                       35,114       $10.00  - $12.50             $10.90
====================================================================================================

 Options exercisable at December 31, 2000           17,959       $10.00  - $11.50

 Options exercisable at December 31, 1999           12,596                 $10.00

 Weighted average fair value of options granted
    during 2000                                     $ 5.75

 Weighted average fair value of options granted
    during 1999                                     $ 4.71
=========================================================================================================

The Board of Directors may, at its discretion, provide that an option not be exercisable, in whole or in part, for any period or periods of time, as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it was granted. Summarized information regarding outstanding stock options is as follows:

                                                   December 31, 2000
-------------------------------------------------------------------------------------------------------------------
                                             Outstanding Options                        Options Exercisable
                               ------------------------------------------------    --------------------------------
                                                        Weighted
                                                         Average       Weighted                            Weighted
               Range of                   Number       Remaining        Average                Number       Average
               Exercise           Outstanding at     Contractual       Exercise        Exercisable at      Exercise
                  Price        December 31, 2000            Life          Price     December 31, 2000         Price
-------------------------------------------------------------------------------------------------------------------
    $10.00  -   $12.00                   48,500            7.74          10.27                48,500         10.27
     10.00  -    12.50                   35,114            7.93          11.02                17,959         10.14
-------------------------------------------------------------------------------------------------------------------

                                         83,614            7.83          10.58                66,459         10.27
===================================================================================================================

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

                                                   December 31, 1999
-------------------------------------------------------------------------------------------------------------------
                                             Outstanding Options                        Options Exercisable
                               ------------------------------------------------    --------------------------------
                                                        Weighted
                                                         Average       Weighted                            Weighted
               Range of                   Number       Remaining        Average                Number       Average
               Exercise           Outstanding at     Contractual       Exercise        Exercisable at      Exercise
                  Price        December 31, 1999            Life          Price     December 31, 1999         Price
-------------------------------------------------------------------------------------------------------------------
     $10.00  -  $11.00                   44,000            8.59         $10.09                44,000        $10.09
      10.00  -   11.50                   23,974            8.41          10.33                12,596         10.00
-------------------------------------------------------------------------------------------------------------------
                                         67,974            8.53         $10.18                56,596        $10.07
===================================================================================================================

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," was implemented in 1997. As permitted by SFAS 123, the Bank accounts for stock compensation by applying the provisions of APB 25. If the accounting provisions of SFAS 123 had been adopted, net income (loss) and earnings (loss) per share would have been as follows:

 Years ended December 31,                                                 2000          1999          1998
-----------------------------------------------------------------------------------------------------------
 Net income (loss)
   As reported                                                     $   840,047    $   96,027    $ (584,404)
   Pro forma                                                           788,564        54,515       735,136
 Pro forma
 Basic earnings (loss) per common share
   As reported                                                     $      1.24    $      .14    $     (.87)
   Pro forma                                                              1.17           .08         (1.09)

 Diluted earnings (loss) per common share
   As reported                                                            1.22           .14          (.87)
   Pro forma                                                              1.14           .08         (1.09)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants in 2000: dividend yield of 0 percent, expected volatility of 25 percent, risk-free interest rates ranging from 6.04 percent to 6.70 percent, and expected lives of ten years. The following weighted-average assumptions were used for grants in 1999: dividend yield of 0 percent, expected volatility of 15 percent, risk-free interest rates of 4.63 percent and 5.55 percent, and expected lives of nine to ten years.


13.  Commitments and Contingencies

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

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2000 and 1999, commitments to extend credit totaled approximately $14,779,000 and $8,678,000, respectively. The Bank's experience has been that approximately 65 percent of loan commitments are drawn upon by customers.

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

Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. The Bank holds collateral supporting these commitments as deemed necessary. At December 31, 2000 and 1999, commitments under stand by letters of credit totaled approximately $44,900 and $0, respectively.

The Company has an employment agreement with the President and Chief Executive Officer of the Bank. The employment agreement expires February 21, 2003. The arrangement provides for an annual base salary, plus medical insurance premiums, and such other benefits which are generally made available to other senior executives of the Company and the Bank.

14.   Supplemental Financial Data

Components of other non-interest expenses in excess of 1 percent of total interest and other income for any of the respective years are as follows:

 December 31,                        2000              1999             1998
============================================================================

 Supplies and forms             $  55,531         $  59,588          $37,868
 Telecommunication                 34,750            38,939           36,782
 Data processing expense          187,871           149,540          127,484
 Directors fees                    43,200            32,400           28,800
 Correspondent bank fees           46,555            36,627           20,483

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

15.  Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

                                                     2000                                  1999
                                       ---------------------------------     --------------------------------
                                            Carrying           Estimated        Carrying            Estimated
 December 31,                                  Value          Fair Value           Value           Fair Value
=============================================================================================================
 Financial assets:
    Cash and cash equivalents           $  2,045,665        $  2,045,665     $  4,839,459        $  4,839,459
    Investment securities available
      for sale                            10,413,138          10,413,138       10,217,921          10,217,921
    Other investments                        355,068             355,068          305,000             305,000
    Loans                                 50,691,223          50,261,745       40,884,119          40,505,864
    Accrued interest receivable              517,161             517,161          406,245             406,245

 Financial liabilities:
    Noncontractual deposits               32,881,206          32,881,206       29,466,029          29,466,029
    Contractual deposits                  22,632,463          22,782,118       22,766,799          22,723,414
    Accrued interest payable                  75,958              75,958           66,271              66,271
    Other borrowings                       2,500,000           2,572,925        2,500,000           2,516,911

 Off-balance-sheet instruments:
    Undisbursed credit lines                       -          14,779,000                -           8,678,000

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

16.   Condensed Financial Information of Rockdale National Bancshares, In
                            Condensed Balance Sheets
                                  (Parent Only)

December 31,                                                                  2000                  1999
========================================================================================================
Assets

Cash on deposit with other financial institutions                     $     16,676          $     43,725

Federal funds sold                                                          30,000
Investment in securities available for sale                                390,976               376,560
Investment in subsidiary                                                 6,097,189             4,977,616
Accrued interest receivable                                                  3,120                 3,120
Other assets                                                                23,283                20,215
--------------------------------------------------------------------------------------------------------
Total Assets                                                          $  6,561,244          $  5,421,236
========================================================================================================

Liabilities and Stockholders' Equity

Liabilities
   Accounts payable                                                   $     28,777          $      6,271
--------------------------------------------------------------------------------------------------------
Total liabilities                                                           28,777                 6,271
--------------------------------------------------------------------------------------------------------
Stockholders' equity
   Common stock                                                            676,188               676,188
   Capital surplus                                                       6,051,196             6,051,196
   Accumulated deficit                                                    (116,957)             (957,005)
   Accumulated other comprehensive income - market
     valuation reserve on investment securities available for
     sale, net of tax                                                      (77,960)             (355,414)
--------------------------------------------------------------------------------------------------------
Total stockholders' equity                                               6,532,467             5,414,965
--------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                            $  6,561,244          $  5,421,236
========================================================================================================

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

                         Condensed Statements of Income
                                  (Parent Only)

 Years ended December 31,                                           2000                1999               1998
=================================================================================================================
 Operating income
    Interest income:
      Investment securities available for sale                 $  22,461           $  21,739         $   12,064
      Federal funds sold                                           1,172               2,844             14,727
      Dividend from bank subsidiary                               50,000                   -             18,576
-----------------------------------------------------------------------------------------------------------------
 Total operating income                                           73,633              24,583             45,367
-----------------------------------------------------------------------------------------------------------------

 Operating expense
    Legal and accounting fees                                     75,169              60,935             57,116
    Other professional fees                                       11,663              21,126              4,003
    Other expense                                                  5,497               2,032             17,054
-----------------------------------------------------------------------------------------------------------------
 Total operating expense                                          92,329              84,093             78,173
-----------------------------------------------------------------------------------------------------------------
   Loss before income tax benefit and equity in
      undistributed income (loss) of subsidiary                  (18,696)            (59,510)           (32,806)

 Income tax benefit                                                    -                   -                  -
-----------------------------------------------------------------------------------------------------------------
    Loss before equity in undistributed income
      (loss) of subsidiary                                       (18,696)            (59,510)           (32,806)

 Equity in undistributed income (loss) of
    subsidiary                                                   858,743             155,537           (494,525)
-----------------------------------------------------------------------------------------------------------------
    Income (loss) before cumulative effect of
      change in accounting principle                             840,047              96,027

    Cumulative effect on prior years of change
      in accounting principle for deferred
      organization costs, net of tax                                   -                   -            (57,073)
-----------------------------------------------------------------------------------------------------------------
 Net income (loss)                                             $ 840,047           $  96,027         $ (584,404)
=================================================================================================================

               Rockdale National Bancshares, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

                       Condensed Statements of Cash Flows
                                  (Parent Only)

 Years ended December 31,                                                   2000               1999                1998
=========================================================================================================================
 Cash flows from operating activities
    Net income (loss)                                                  $ 840,047         $   96,027           $(584,404)
    Equity in undistributed (income) loss of subsidiary                 (858,743)          (155,537)            494,525
    Cumulative effect of change in accounting for
      organization costs                                                       -                  -              57,073
    Accretion of discount on investment securities                         2,209               (139)                  -
    Increase in accounts payable                                          22,506              6,271                   -
    Increase in other assets                                              (3,068)                 -             (18,577)
    Increase in accrued interest receivable                                    -                  -              (3,120)
-------------------------------------------------------------------------------------------------------------------------
 Net cash provided (used) by operating activities                          2,951            (53,378)            (54,503)
-------------------------------------------------------------------------------------------------------------------------

 Cash flows from investing activities
    Purchase of investment securities available for sale                       -                  -            (799,000)
    Calls of investment securities available for sale                          -                  -             400,000
-------------------------------------------------------------------------------------------------------------------------
 Net cash used by investing activities                                         -                  -            (399,000)
-------------------------------------------------------------------------------------------------------------------------

 Net cash from financing activities
    Proceeds from sale of capital stock                                        -                  -              21,000
-------------------------------------------------------------------------------------------------------------------------

 Net increase (decrease) in cash and cash equivalents                      2,951            (53,378)           (432,503)

 Cash and cash equivalents at beginning of year                           43,725             97,103             529,606
-------------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of year                              $  46,676         $   43,725          $   97,103
=========================================================================================================================

Item 8.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------

     There has been no occurrence requiring a response to this Item.


                                   PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
------    -------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act
          ----------------------------- -------------------

     The information relating to directors and executive officers of the Company contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders scheduled to be held on May 8, 2001 is incorporated herein by reference.

Item 10.  Executive Compensation
-------   ----------------------

     The information relating to executive compensation contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders scheduled to be held on May 8, 2001 is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders scheduled to be held on May 8, 2001 is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

     The information relating to related party transactions contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders scheduled to be held on May 8, 2001 is incorporated herein by reference.

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

     Exhibit No.    Description of Exhibit
     -----------    ----------------------

     *3.1           Amended and Restated Articles of Incorporation of the
                    Company (SB-2)

     *3.2   -       Bylaws of the Company (SB-2)

     *4.1   -       Specimen Common Stock Certificate (SB-2)

      10.1  -       Employment Agreement dated April 25, 2000, between the
                    Company, the Bank and William L. Daniel.

     *10.2  -       Option Agreement together with Contract of Sale of Property dated February 4, 1997 by and between the Company and Fred
                    Eugene Smith for the property located at the intersection of
                    Highway 138 and Miller's Chapel Road, Conyers, Georgia (SB-
                    2)

     *10.3  -       Option Agreement together with Purchase and Sale Agreement dated January 14, 1997 by and between the Company and Colony
                    Properties for the property located at 1600 Highway 20
                    North, Conyers, Georgia (SB-2)

     *10.4          Rockdale National Bancshares, Inc. Stock Option Plan (1998
                    10-KSB)

     *10.5 Rockdale National Bancshares, Inc. Non-Management Directors' Stock Option Plan (1998 10-KSB)

     21.1           Subsidiaries of the Registrant

     (b)  Reports on Form 8-K.  No reports on Form 8-K were required to be filed
          -------------------
for the fourth quarter of 2000.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ROCKDALE NATIONAL BANCSHARES, INC.


Dated: March 27, 2001              By: /s/ William L. Daniel
                                      --------------------------------------
                                      William L. Daniel
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

Dated: March 27, 2001              By: /s/ Brian D. Hawkins
                                      --------------------------------------
                                      Brian D. Hawkins
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                             Title                        Date
          ---------                             -----                        ----
 /s/ Michael P. Jones                  Chairman and Director            March 27, 2001
---------------------------------
Michael P. Jones

 /s/ William L. Daniel                 President and Chief Executive    March 27, 2001
---------------------------------       Officer and Director
William L. Daniel

 /s/ C. Dean Alford                      Secretary and Director         March 27, 2001
---------------------------------
C. Dean Alford

 /s/ Troy A. Athon                              Director                March 27, 2001
---------------------------------
Troy A. Athon

 /s/ Hazel E. Durden                            Director                March 27, 2001
---------------------------------
Hazel E. Durden

 /s/ Julia W. Morgan                    Vice Chairman and Director      March 27, 2001
---------------------------------
Julia W. Morgan

 /s/ R. Flynn Nance                               Director              March 27, 2001
---------------------------------
R. Flynn Nance, D.V.M.

 /s/ Michael R. Potts                             Director              March 27, 2001
---------------------------------
Michael R. Potts

 /s/ Arthur J. Torsiglieri, Jr.                   Director              March 27, 2001
---------------------------------
Arthur J. Torsiglieri, Jr., M.D.

 /s/ John A. Fountain, M.D.                       Director              March 27, 2001
---------------------------------
John A. Fountain, M.D.

                                 EXHIBIT INDEX
                                 -------------

Exhibit
  No                Description
-------             -----------

10.1 Employment Agreement dated April 25, 2000, between the Company, the Bank and William L. Daniel

21.1                Subsidiaries of Registrant