Form 10QSB
period 2001-03-31
ROCKDALE NATIONAL BANCSHARES INC
filed 2001-05-10
CIK 1036757

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                    Commission File Number:
         March 31, 2001                               0-24113


                      ROCKDALE NATIONAL BANCSHARES, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Georgia                                        58-2292563
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

P.O. Box 82030, Conyers, Georgia                            30013
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number:  (770) 785-7880
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

                              Yes  X          No
                                  ---            ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Common Stock, $1.00 Par Value                  676,188
        -----------------------------     --------------------------------
                 Class                    Outstanding as of April 30, 2001

Transitional Small Business Disclosure Format:

                              Yes             No  X
                                  ---            ---

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
------   --------------------

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                          Consolidated Balance Sheets



                                                                                 March 31, 2001     December 31,
                                                                                   (Unaudited)          2000
                                                                                 --------------     ------------
ASSETS
------

Cash and due from banks........................................................     $ 2,552,545      $ 2,015,665
Federal funds sold.............................................................       3,505,984           30,000
                                                                                    -----------      -----------
           Cash and cash equivalents...........................................       6,058,529        2,045,665
Investment securities available for sale.......................................      11,136,179       10,413,138
Other investments..............................................................         355,068          355,068
Loans, net of allowance for loan losses of $854,630
           at March 31, 2001 and $783,386 at December 31, 2000.................      58,396,289       50,691,223
Premises and equipment, net....................................................       2,965,376        2,924,215
Accrued interest receivable....................................................         554,300          517,161
Other assets...................................................................         380,363          318,566
                                                                                    -----------      -----------
Total assets...................................................................     $79,846,104      $67,265,036
                                                                                    ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing demand...................................................     $13,731,103      $11,834,426
  Interest-bearing demand and money market.....................................      23,050,219       18,807,903
  Savings......................................................................       2,958,881        2,238,877
  Time deposits of $100,000 or more............................................       9,758,687        7,135,448
  Other time deposits..........................................................      20,776,041       15,497,015
                                                                                    -----------      -----------
    Total deposits.............................................................      70,274,931       55,513,669


Accrued interest payable.......................................................          97,922           75,958
Other liabilities..............................................................         147,946          142,943
Federal funds purchased........................................................               -        2,500,000
Other borrowings...............................................................       2,500,000        2,500,000
                                                                                    -----------      -----------
    Total liabilities..........................................................      73,020,799       60,732,570
                                                                                    -----------      -----------

Shareholders' Equity:
Common stock, $1.00 par value,
  10,000,000 shares authorized,
  676,188 shares issued and outstanding........................................         676,188          676,188
Surplus........................................................................       6,051,196        6,051,196
Retained earnings (deficit)....................................................          80,842         (116,958)
Unrealized loss on investment securities available for sale....................          17,079          (77,960)
                                                                                    -----------      -----------
  Total Shareholders' Equity...................................................       6,825,305        6,532,466
                                                                                    -----------      -----------
  Total Liabilities and
    Shareholders' Equity.......................................................     $79,846,104      $67,265,036
                                                                                    ===========      ===========


      Refer to notes to the unaudited consolidated financial statements.

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                       Consolidated Statements of Income
                           For the Three Months Ended
                       March 31, 2001 and March 31, 2000
                                  (Unaudited)



                                                                    For the Three Months ended March 31,
                                                                   -------------------------------------
                                                                        2001                    2000
                                                                   ------------              -----------
Interest and dividend income
    Loans, including fees                                            $1,386,013              $1,004,869
    Investment securities:
       Taxable                                                          149,200                 160,467
       Nontaxable                                                        11,561                       -
    Federal funds sold                                                   66,448                  53,921
                                                                     ----------              ----------
       Total interest income                                          1,613,222               1,219,257
                                                                     ----------              ----------

Interest expense
    Deposits                                                            695,473                 502,190
    Federal Home Loan Bank Advances                                      42,188                  35,011
    Federal funds purchased                                               3,228                      13
                                                                     ----------              ----------
      Total interest expense                                            740,889                 537,214
                                                                     ----------              ----------

      Net interest income                                               872,333                 682,043

Provision for possible loan losses                                       71,461                  31,962
                                                                     ----------              ----------

Net interest income after provision                                     800,872                 650,081
      for possible loan losses                                       ----------              ----------


Other income
    Service charges on deposit accounts                                 125,682                  90,892
    Other income                                                         36,336                  21,638
                                                                     ----------              ----------
      Total other income                                                162,018                 112,530
                                                                     ----------              ----------

Other expenses
    Salaries and other compensation                                     269,458                 183,465
    Employee benefits                                                    74,976                  49,025
    Net occupancy and equipment expense                                 105,292                  93,930
    Professional and other outside services                              83,919                  68,284
    Other                                                               127,872                 118,489
                                                                     ----------              ----------
      Total other expenses                                              661,517                 513,193
                                                                     ----------              ----------

      Income before taxes                                               301,373                 249,418
Income taxes                                                            103,573                       -
                                                                     ----------              ----------
      Net Income                                                     $  197,800              $  249,418
                                                                     ==========              ==========

Basic income per share                                               $     0.29              $     0.37
                                                                     ==========              ==========
Diluted income per share                                             $     0.29              $     0.36
                                                                     ==========              ==========

      Refer to notes to the unaudited consolidated financial statements.

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                           For the Three Months Ended
                       March 31, 2001 and March 31, 2000
                                  (Unaudited)

                                                                                          For the Three Months
                                                                                              ended March 31,
                                                                                    -------------------------------
                                                                                        2001               2000
                                                                                    ------------        -----------
Cash flows from operating activities:
Net income....................................................................      $   197,800         $   249,418
  Adjustments to reconcile net income to net cash provided by operating activities:
   Net depreciation, amortization and accretion...............................           60,326              60,789
   Provision for loan losses..................................................           71,461              31,962
   Net change in other assets and other liabilities...........................         (120,929)            434,349
                                                                                    -----------         -----------
     Net cash provided from operating activities..............................          208,658             776,518
                                                                                    -----------         -----------
Cash flows from investing activities:
   Purchases of investment securities available for sale......................       (7,228,896)                  -
   Calls of investment securities available for sale..........................        6,586,729                   -
   Maturities of investment securities available for sale.....................           55,642              15,442
   Loans originated, net of principal repayments..............................       (7,776,528)         (1,103,062)
   Purchases of premises and equipment........................................          (94,003)             (3,342)
                                                                                    -----------         -----------
     Net cash used by investing activities....................................       (8,457,056)         (1,090,962)
                                                                                    -----------         -----------
Cash flows from financing activities:
   Increase in deposits.......................................................       14,761,262           2,750,723
   Decrease in federal funds purchased........................................       (2,500,000)                  -
                                                                                    -----------         -----------
     Net cash provided from financing activities..............................       12,261,262           2,750,723
                                                                                    -----------         -----------
Net increase in cash and cash equivalents.....................................        4,012,864           2,436,279
Cash and cash equivalents, beginning of period................................        2,045,665           4,839,459
                                                                                    -----------         -----------
Cash and cash equivalents, end of period......................................      $ 6,058,529         $ 7,275,738
                                                                                    ===========         ===========


Supplemental disclosure of cash flow information:
   Cash paid for interest expense                                                   $   718,925         $   537,023


       Refer to notes to the unaudited consolidated financial statements

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                Consolidated Statements of Comprehensive Income
                           For the Three Months Ended
                       March 31, 2001 and March 31, 2000
                                  (Unaudited)

                                                                                                     For the Three Months
                                                                                                        ended March 31,
                                                                                            ---------------------------------------
                                                                                               2001                        2000
                                                                                            ----------                  -----------
Net income....................................................................              $197,800                    $249,418
Other comprehensive income consisting of:
     Unrealized holding gains on investment securities
          available for sale arising during the period, net of income
          taxes of $58,249 and $5,625.........................................                95,038                       9,178
                                                                                            --------                    --------
Total comprehensive income....................................................              $292,838                    $258,596
                                                                                            ========                    ========

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2001

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

Note 2 - Earnings Per Share

Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share includes the effects of potential common shares outstanding during the period. The average market price during the period is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic income per share and diluted income per share for the three-month periods ended March 31, 2001 and 2000, is as follows:

                                                                                 Average        Per
                                                               Net               Shares        Share
                                                             Income           Outstanding      Amount
                                                            --------          -----------      ------
For the period ended March 31, 2001
  Net income - basic                                        $197,800            676,188         $.29
                                                                                                ====
  Effect of dilutive stock options                                 -             13,123
                                                            --------            -------
  Net income - diluted                                      $197,800            689,311         $.29
                                                            ========            =======         ====

For the period ended March 31, 2000
  Net income - basic                                        $249,418            676,188         $.37
                                                                                                ====
  Effect of dilutive stock options                                 -             10,304
                                                            --------            -------
  Net income - diluted                                      $249,418            686,492         $.36
                                                            ========            =======         ====

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------

                              Financial Condition
                              -------------------

     The Company's operations are conducted through its sole subsidiary, Rockdale National Bank (the "Bank"). Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Bank's financial condition are discussed in detail below.

     Total assets increased by $12,581,068 from $67,265,036 at December 31, 2000 to $79,846,104 at March 31, 2001. Net loans increased by $7,705,066 from $50,691,223 at December 31, 2000 to $58,396,289 at March 31, 2001. Federal
Funds sold increased by $3,475,984 from $30,000 to $3,505,984 at March 31, 2001.
Investments increased $723,041 from $10,413,138 to $11,136,179 during the first quarter of 2001.

     Deposits increased by $14,761,262 from $55,313,669 at December 31, 2000 to $70,274,931 at March 31, 2001. Noninterest bearing deposits increased by $1,896,677 from $11,834,426 at December 31, 2000 to $13,731,103 at March 31,
2001. Interest bearing demand deposits and money market accounts increased by $4,242,316 during the quarter ended March 31, 2001 to $23,050,219. It is management's opinion that the Bank maintains competitive deposit rates while exercising prudent strategies in competing with local institutions.

     At March 31, 2001, the Bank's equity was 8.55% of its assets, a decrease from 9.71% at December 31, 2000. The Bank's loan to deposit ratio decreased from 91.3% at December 31, 2000 to 83.1% at March 31, 2001. Approximately 43.4% of the Bank's deposits were in IRAs and certificates of deposit at March 31, 2001 compared to 40.8% at December 31, 2000.

     The Bank maintains federal funds lines totaling $5,000,000 with three regional banks in an effort to support short-term liquidity and offset interest rate risk in the loan or investment portfolio. The Bank is a member of the Federal Home Loan Bank and is eligible to apply for the term advances.

Asset Quality
-------------

     A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. The Bank's directive in this regard is carried out through its policies and procedures for extending credit to the Bank's customers. The goal of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

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

     At December 31, 2000, the allowance for loan losses amounted to $783,836. At March 31, 2001, the allowance had increased to $854,630. The allowance for loan losses, as a percentage of total gross loans, decreased from 1.52% at December 31, 2000 to 1.44% at March 31, 2001. There were no loans past due 90 or more days, nonaccrual loans, or other real estate owned at March 31, 2001 or December 31, 2000. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Liquidity and Sources of Capital
--------------------------------

     Liquidity is the Bank's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The financial statements, as of March 31, 2001, evidence a satisfactory liquidity position, as total cash and cash equivalents amounted to $6,058,529, representing 7.6% of total assets. Investment securities amounted to $11,491,247, representing 14.4% of total assets as of March 31, 2001. Investment securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Bank's ability to maintain and expand its deposit base and borrowing capabilities is an additional source of liquidity. For the three-month period ended March 31, 2001, total deposits increased from $55.5 million at December 31, 2000 to $70.3 million at March 31, 2001, representing an annualized increase of 106%. Management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Bank's or the Company's liquidity increasing or decreasing in any material way.

     Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

     The table below illustrates the Bank's and the Company's regulatory capital ratios at March 31, 2001:

                                                                                                              Minimum Regulatory
Bank                                                                    March 31, 2001                             Requirement
----                                                                    --------------                        ------------------
Tier 1 Capital                                                                 9.2%                                    4.0%
Tier 2 Capital                                                                 1.2%                                      -%
                                                                              ----                                     ---

  Total risk-based capital ratio                                              10.4%                                    8.0%
                                                                              ====                                     ===

Leverage ratio                                                                 8.3%                                    4.0%
                                                                              ====                                     ===

Company - Consolidated
----------------------

Tier 1 Capital                                                                 9.8%                                    4.0%
Tier 2 Capital                                                                 1.2%                                      -%
                                                                              ----                                     ---

  Total risk-based capital ratio                                              11.0%                                    8.0%
                                                                              ====                                     ===

Leverage ratio                                                                 8.8%                                    4.0%
                                                                              ====                                     ===

                             Results Of Operations
                             ---------------------

     Net income for the three-month period ended March 31, 2001 amounted to $197,800, or $0.29 per diluted share, compared to $249,418, or $0.36 per diluted share, for the three-month period ended March 31, 2000. The following is a brief discussion of the more significant components of net income.

     a. Net interest income represents the difference between interest earned on interest bearing assets and interest paid on interest bearing liabilities. The following table presents the main components of interest bearing assets and interest bearing liabilities. Net interest income increased by $190,290 from $682,043 for the three months ended March 31, 2000 to $872,333 for the three months ended March 31, 2001. Yield on earning assets increased to 5.05% for the first quarter of 2001 from 4.86% for the first quarter of 2000. This increase was a result of higher yields on loans and higher loan volume as a percentage of total earning assets.


                            Interest
                       Earning Assets or                                         Interest
                        Interest Bearing                  Average                Income or
                          Liabilities                     Balance                  Expense          Yield
                       ------------------              ------------             -----------       ---------
                  Due from FHLB                         $   197,923              $    1,984         4.07%
                  Federal funds sold                    $ 4,828,852              $   66,448         5.58%
                  Securities                            $10,746,333              $  153,072         5.78%
                  Other Investments                     $   355,068              $    5,705         6.52%
                  Loans                                 $53,971,466              $1,386,013        10.41%
                                                        -----------              ----------        -----
                   Total                                $70,099,642              $1,613,222         9.33%

                  Federal fund purchased                $   107,527              $    3,228        12.18%
                  FHLB advances                         $ 2,500,000              $   42,188         6.84%
                  Interest bearing deposits             $67,738,005              $  695,473         4.16%
                                                        -----------              ----------        -----
                   Total                                $70,345,532              $  740,889         4.27%

                  Net interest income                                            $  872,333         5.06%

                  Net yield on earning assets                                                       5.05%


     b. Other income for the three-month period ended March 31, 2001 amounted to $162,018. On an annualized basis, this represents 0.84% of total average assets. Due to an increase in the number of deposit accounts, service charge income rose from $90,892 in the first quarter of 2000 to $125,682 in the first quarter of 2001. These amounts are relatively low because, in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The above fees and charges may increase in the future. Due to the increase in customers, other fee income increased from $21,638 for the first quarter of 2000 to $36,312 for the first quarter of 2001.

     c. Operating expenses for the three-month period ended March 31, 2001 amounted to $661,517. On an annualized basis, this represents 3.43% of total average assets. As compared to the first quarter of 2000, salaries and benefits expenses were higher in the first quarter of 2001 due to higher staffing levels and a $8,635 monthly accrual for 2001 performance bonuses. In 2000, bonuses were uncertain until December, so no monthly accrual was made. Due to higher transaction volume, data processing expenses rose. In the future, noninterest expenses as a percentage of assets may increase due to costs and expenses associated with the Bank's growth. For the quarter ended March 31, 2000, operating expenses were $513,193.

     d. As the Company was not cumulatively profitable at March 31, 2000, the Company had not recognized any income tax expense.

     The Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations. The Bank's most recent regulatory examination report is dated January 19, 2001.

Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------

     The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of allowances for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Part II.  Other Information


Item 1.   Legal Proceedings
-------   -----------------

          None

Item 2.   Changes in Securities
-------   ---------------------

          None

Item 3.   Defaults Upon Senior Securities
-------   -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          None

Item 5.   Other Information
-------   -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          (a)  Exhibits.  No exhibits are filed with this report.

          (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 9, 2001         By: /s/ William L. Daniel
                              ----------------------
                              William L. Daniel, President and Chief Executive Officer (Principal Executive Officer)


Date: May 9, 2001         By: /s/ Brian D. Hawkins
                              --------------------
                              Brian D. Hawkins, Chief Financial Officer
                              (Principal Financial and Accounting Officer)