Form 10QSB
period 2001-06-30
ROCKDALE NATIONAL BANCSHARES INC
filed 2001-08-13
CIK 1036757

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



   For Quarterly Period Ended                        Commission File Number:
        June 30, 2001                                        0-24113

                      ROCKDALE NATIONAL BANCSHARES, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                Georgia                                     58-2292563
     -------------------------------                     -------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)

     P.O. Box 82030, Conyers, Georgia                          30013
 ----------------------------------------                    ----------
 (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (770) 785-7880
                           --------------

                                Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X     No
                    ------      ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Common Stock, $1.00 Par Value                  678,188
        -----------------------------                  -------
                   Class                    Outstanding as of August 9, 2001

Transitional Small Business Disclosure Format:

          Yes          No   X
              -----      ------

                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
------    --------------------

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                          Consolidated Balance Sheets

                                                              June 30, 2001            December 31,
                                                               (Unaudited)                 2000
                                                             --------------            ------------
ASSETS
Cash and due from banks................................         $ 2,853,393            $ 2,015,665
Federal funds sold.....................................           6,464,000                 30,000
                                                                -----------            -----------
           Cash and cash equivalents...................           9,317,393              2,045,665
Investment securities available for sale...............          11,317,649             10,413,138
Other investments......................................             355,068                355,068
Loans, net of allowance for loan losses of $979,103
           at June 30, 2001 and $783,386 at
           December 31, 2000...........................          63,560,733             50,691,223
Premises and equipment, net............................           2,952,209              2,924,215
Accrued interest receivable............................             572,362                517,161
Other assets...........................................             394,861                318,566
                                                                -----------            -----------
           Total assets................................         $88,470,275            $67,265,036
                                                                ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
        Noninterest-bearing demand.....................         $15,413,731            $11,834,426
        Interest-bearing demand and money market.......          22,482,285             18,807,903
        Savings........................................           2,448,683              2,238,877
        Time deposits of $100,000 or more..............           9,964,361              7,135,448
        Other time deposits............................          28,453,650             15,497,015
                                                                -----------            -----------
             Total deposits............................          78,762,710             55,513,669


Accrued interest payable...............................              98,590                 75,958
Other liabilities......................................              59,722                142,943
Federal funds purchased................................                   -              2,500,000
Other borrowings.......................................           2,500,000              2,500,000
                                                                -----------            -----------
             Total liabilities.........................          81,421,022             60,732,570
                                                                -----------            -----------

Shareholders' Equity:
Common stock, $1.00 par value,
        10,000,000 shares authorized,
        676,188 shares issued and outstanding..........             676,188                676,188
Surplus................................................           6,051,196              6,051,196
Retained earnings (deficit)............................             280,772               (116,958)
Unrealized loss on investment securities available for               41,097                (77,960)
        sale...........................................         -----------            -----------
        Total Shareholders' Equity.....................           7,049,253              6,532,466
                                                                -----------            -----------
        Total Liabilities and Shareholders' Equity.....         $88,470,275            $67,265,036
                                                                ===========            ===========


       Refer to notes to the unaudited consolidated financial statements.

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                       Consolidated Statements of Income
                   For the Three Months and Six Months Ended
                        June 30, 2001 and June 30, 2000
                                  (Unaudited)

                                                 For the Three Months ended      For the Six Months ended
                                                        June 30,                        June 30,
                                                 --------------------------      ------------------------
                                                     2001            2000            2001          2000
                                                 ----------      ----------      ----------    ----------
Interest and dividend income:
     Loans, including fees                       $1,446,853      $1,048,241      $2,832,866    $2,053,110
     Investment securities:
        Taxable                                     130,625         160,118         277,841       318,264
        Nontaxable                                   20,566               -          32,127             -
     Federal funds sold                              48,718          74,294         115,166       128,215
     Interest income on deposit accounts              1,836           2,467           3,820         4,788
                                                 ----------      ----------      ----------    ----------
        Total interest income                     1,648,598       1,285,120       3,261,820     2,504,377
                                                 ----------      ----------      ----------    ----------

Interest expense:
     Deposits                                       687,787         538,857       1,383,260     1,041,047
     Federal Home Loan Bank Advances                 42,656          42,656          84,844        77,667
     Federal funds purchased                             82               -           3,310            13
                                                 ----------      ----------      ----------    ----------
          Total interest expense                    730,525         581,513       1,471,414     1,118,727
                                                 ----------      ----------      ----------    ----------

          Net interest income                       918,073         703,607       1,790,406     1,385,650

Provision for possible loan losses                  126,581          87,430         198,042       119,392
                                                 ----------      ----------      ----------    ----------

Net interest income after provision                 791,492         616,177       1,592,364     1,266,258
     for possible loan losses                    ----------      ----------      ----------    ----------


Other income:
     Service charges on deposit accounts            152,734         104,411         278,416       195,303
     Other income                                    54,874          29,441          91,210        51,079
                                                 ----------      ----------      ----------    ----------
          Total other income                        207,608         133,852         369,626       246,382
                                                 ----------      ----------      ----------    ----------

Other expense:
     Salaries and other compensation                295,941         206,857         565,399       390,322
     Employee benefits                               45,902          52,567         120,878       101,592
     Net occupancy and equipment expense            100,706          97,023         205,998       190,953
     Professional and other outside services         46,514          42,353          78,965        73,174
     Other expense                                  205,730         163,660         385,070       319,612
                                                 ----------      ----------      ----------    ----------
          Total other expenses                      694,793         562,460       1,356,310     1,075,653
                                                 ----------      ----------      ----------    ----------

     Income before income taxes                     304,307         187,569         605,680       436,987
Income taxes                                        104,378               -         207,951             -
                                                 ----------      ----------      ----------    ----------
     Net income                                  $  199,929      $  187,569      $  397,729    $  436,987
                                                 ==========      ==========      ==========    ==========

Basic net income per share                       $     0.30      $     0.28      $     0.59    $     0.65
                                                 ==========      ==========      ==========    ==========
Diluted net income per share                     $     0.29      $     0.27      $     0.57    $     0.63
                                                 ==========      ==========      ==========    ==========

      Refer to notes to the unaudited consolidated financial statements.

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                            For the Six Months Ended
                        June 30, 2001 and June 30, 2000
                                  (Unaudited)

                                                                             For the Six Months
                                                                               ended June 31,
                                                                     ---------------------------------
                                                                          2001                 2000
                                                                     -------------         -----------
Cash flows from operating activities:
       Net income.................................................    $    397,729         $   436,987
       Adjustments to reconcile net income to net cash
       provided by operating activities:
           Net depreciation, amortization and accretion...........         121,299             120,640
           Provision for loan losses..............................         198,042             119,392
           Net change in other assets and other liabilities.......        (253,433)            105,647
                                                                      ------------         -----------
               Net cash provided from operating activities........         463,637             782,666
                                                                      ------------         -----------
Cash flows from investing activities:
       Purchases of investment securities available for sale......      (8,934,827)                  -
       Maturities and calls of investment securities
       available for sale.........................................       8,193,638              16,947
       Loans originated, net of principal repayments..............     (13,067,552)         (3,002,849)
       Purchases of premises and equipment........................        (132,209)            (18,238)
                                                                      ------------         -----------
               Net cash used by investing activities..............     (13,940,950)         (3,004,140)
                                                                      ------------         -----------
Cash flows from financing activities:
       Increase in deposits.......................................      23,249,041           6,858,302
       Decrease in federal funds purchased........................      (2,500,000)                  -
                                                                      ------------         -----------
               Net cash provided from financing activities........      20,749,041           6,858,302
                                                                      ------------         -----------
Net increase in cash and cash equivalents.........................       7,271,728           4,636,828
Cash and cash equivalents, beginning of period....................       2,045,665           4,839,459
                                                                      ------------         -----------
Cash and cash equivalents, end of period..........................    $  9,317,393         $ 9,476,287
                                                                      ============         ===========
Supplemental disclosure of cash flow information:
       Cash paid for interest expense.............................    $  1,448,782         $ 1,127,059
       Cash paid for income taxes.................................    $    266,549         $         -


      Refer to notes to the unaudited consolidated financial statements.

                       ROCKDALE NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                Consolidated Statements of Comprehensive Income
                   For the Three Months and Six Months Ended
                        June 30, 2001 and June 30, 2000
                                  (Unaudited)


                                                           For the Three Months          For the Six Months
                                                               ended June 30,              ended June 30,
                                                          ----------------------      -----------------------
                                                             2001         2000          2001           2000
                                                          --------     ---------      --------      ---------
Net income..............................................  $199,929     $187,569       $397,729      $436,987
Other comprehensive income consisting of:
      Unrealized holding gains on
      investment securities available for sale
      arising during the period, net of income
      taxes of $12,372, $450, $61,332,
         and $5,178.....................................    24,018          874        119,057        10,052
                                                          --------     --------       --------      --------
Total comprehensive income..............................  $223,947     $188,443       $516,786      $447,039
                                                          ========     ========       ========      ========



      Refer to notes to the unaudited consolidated financial statements.

                      ROCKDALE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARY

             Notes to Unaudited Consolidated Financial Statements
                                 June 30, 2001

Note 1 - Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31,
2001.   For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

Note 2 - Earnings Per Share

Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share includes the effects of potential common shares outstanding during the period. The average market price during the period is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic income per share and diluted income per share for the three- and six-month periods ended June 30, 2001 and 2000, is as follows:

                                                                     Average         Per
                                                          Net        Shares         Share
                                                        Income     Outstanding      Amount
                                                        ------     -----------      ------
For the three-month period ended June 30, 2001
   Net-income - basic                                  $199,929      676,188         $.30
                                                                                     ====
   Effect of dilutive stock options                           -       18,582
                                                       --------      -------
   Net income - diluted                                $199,929      694,770         $.29
                                                       ========      =======         ====

For the three-month period ended June 30, 2000
   Net income - basic                                  $187,569      676,188         $.28
                                                                                     ====
   Effect of dilutive stock options                           -       13,146
                                                       --------      -------
   Net income - diluted                                $187,569      689,334         $.27
                                                       ========      =======         ====


                                                                  Average         Per
                                                       Net        Shares         Share
                                                     Income     Outstanding      Amount
                                                     ------     -----------      ------
For the six-month period ended June 30, 2001
   Net income - basic                                   $397,729      676,188        $.59
                                                                                     ====
   Effect of dilutive stock options                            -       18,327
                                                        --------      -------
   Net income - diluted                                 $397,729      694,515        $.57
                                                        ========      =======        ====

For the six-month period ended June 30, 2000
   Net income - basic                                   $436,987      676,188        $.65
                                                                                     ====
   Effect of dilutive stock options                            -       12,738
                                                        --------      -------
   Net income - diluted                                 $436,987      688,926        $.63
                                                        ========      =======        ====

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

                              Financial Condition
                              -------------------

  The Company's operations are conducted through its sole subsidiary Rockdale National Bank (the "Bank"). Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Company's financial condition are discussed in detail below.

  Total assets increased by $21,205,239 from $67,265,036 at December 31, 2000 to $88,470,275 at June 30, 2001. Net loans increased by $12,869,510 from
$50,691,223 at December 31, 2000 to $63,560,733 at June 30, 2001.  Federal Funds
sold increased by $6,434,000 from $30,000 at December 31, 2000 to $6,464,000 at
June 30, 2001. Investment securities increased $904,511 from $10,413,138 at December 31, 2000 to $11,317,649 during the first half of the fiscal year. The increase in earning assets was funded by increases in deposits.

  Deposits increased by $23,249,041 from $55,313,669 at December 31, 2000 to $78,762,710 at June 30, 2001. Noninterest bearing deposits increased by $3,579,305 from $11,834,426 at December 31, 2000 to $15,413,731 at June 30,
2001. Interest bearing demand deposits and money market accounts increased by $3,674,382 to $22,482,285 at June 30, 2001. Certificates of deposit and IRA's grew from $22,632,463 at December 31, 2000 to $38,418,011 at June 30, 2001 and
accounted for 68% of the deposit growth. It is management's opinion that the Bank maintains competitive deposit rates while exercising prudent strategies in competing with local institutions.

  At June 30, 2001, the Bank's equity was 7.97% of its assets, a decrease from 9.71% at December 31, 2000. The Bank's net loans to deposit ratio decreased from 91.3% at December 31, 2000 to 80.7% at June 30, 2001. Approximately 48.8% of the Bank's deposits were in IRAs and certificates of deposit at June 30, 2001. At December 31, 2000, IRAs and certificates of deposit were 40.8% of total deposits.

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

  Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, lending staff experience, and assessment of present and anticipated economic conditions.

  At December 31, 2000, the allowance for loan losses amounted to $783,836. By June 30, 2001, the allowance had increased to $979,103. The allowance for loan losses, as a percentage of total gross loans was 1.52%, the same level as December 31, 2000. There were no loans 90 or more days past due, nonaccrual loans, or other real estate owned at June 30, 2001 or December 31, 2000. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses, however there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Liquidity and Sources of Capital
--------------------------------

  Liquidity is the Bank's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The financial statements, as of June 30, 2001, evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $9,317,393, representing 10.5% of total assets. Investment securities amounted to $11,317,649, representing 12.8% of total assets as of June 30, 2001. Investment securities provide a secondary source of liquidity for the Bank since they can be converted into cash in a timely manner. The Bank's ability to maintain and expand its deposit base and borrowing capabilities is an additional source of liquidity. For the six-month period ended June 30, 2001, total deposits increased from $55.5 million at December 31, 2000 to $78.8 million, representing an annualized increase of 84.4%. Management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

  The Bank has received regulatory approval and has plans to open a branch in Newton County, Georgia by the end of the fourth quarter of 2001. As of July 31, 2001, the Bank has not made any significant monetary cash expenditures associated with a new branch. Including the planned new branch, there are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Bank's liquidity increasing or decreasing in any material way.

  Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

  The table below illustrates the Bank's and the Company's regulatory capital ratios at June 30, 2001:

                                                            Minimum
                                                          Regulatory
                                         June 30, 2001   Requirement
                                         -------------   -----------
 Bank
------
        Tier 1 Capital                        9.3%          4.0%
        Tier 2 Capital                        1.2%          -  %
                                             ----           ---
           Total risk-based capital ratio    10.5%          8.0%
                                             ====           ===
        Leverage ratio                        8.0%          4.0%
                                             ====           ===

Company - Consolidated
----------------------
        Tier 1 Capital                            9.8%          4.0%
        Tier 2 Capital                            1.2%            -%
                                                 ----           ---
            Total risk-based capital ratio       11.0%          8.0%
                                                 ====           ===
        Leverage ratio                            8.5%          4.0%
                                                 ====           ===


                                Results Of Operations
                                ---------------------

  Net income for the three-month period ended June 30, 2001 amounted to $199,929, or $0.29 per diluted share, compared to $187,569, or $0.27 per diluted share, for the three-month period ended June 30, 2000. Net income for the six-month period ended June 30, 2001 amounted to $397,729, or $0.57 per diluted share compared to $436,987, or $0.63 per diluted share for the same period in 2000. The following is a brief discussion of the more significant components of net income.

   a. Net interest income represents the difference between interest earned on interest bearing assets and interest paid on interest bearing liabilities. The following table presents the main components of interest bearing assets and interest bearing liabilities. Net interest income increased by $214,466 from $703,607 for the three months ended June 30, 2000 to $918,073 for the three months ended June 30, 2001. Yield on interest earning assets decreased to 8.63% for the second quarter of 2001 from 8.78% for the second quarter of 2000. Net interest income increased by $404,756 from $1,385,650 for the six months ended June 30, 2000 to $1,790,406 for the six months ended June 30, 2001. Increased loan volume has offset the pressure on margins that has resulted in the declining interest rate environment. The higher loan volume has been funded primarily through an increase in time deposits.


       Interest                   Quarter      Interest      Yield/Cost      Yield/Cost
   Earning Assets/                Average      Income/       at June 30,     At June 30,
 Bearing Liabilities              Balance        Cost           2001            2000
----------------------------------------------------------------------------------------
Due from FHLB...............    $   121,363   $    1,836        6.07%           5.94%
Federal funds sold..........      4,650,567       48,717        4.20%           6.14%
Securities..................     10,969,234      145,989        5.34%           6.10%
Other investments...........        355,068        5,202        5.88%           6.99%
Loans.......................     60,499,925    1,446,853        9.59%           9.73%
                                -----------   ----------        ----            ----
         Total..............    $76,596,157   $1,648,598        8.63%           8.78%

Federal funds purchased.....    $     7,198   $       82        4.55%           0.00%
Federal Home Loan Bank......      2,500,000       42,656        6.84%           6.82%
 advances Deposits..........     59,963,685      687,787        4.60%           4.16%
                                -----------   ----------        ----            ----
         Total..............    $62,470,883   $  730,525        4.69%           4.59%

Net interest income / spread                  $  918,073        3.94%           4.18%
Net interest margin.........                                    4.81%           4.80%


       Interest                  Six Months     Interest      Yield/Cost    Yield/Cost
    Earning Assets/               Average        Income/      at June 30,   at June 30,
  Bearing Liabilities             Balance         Cost           2001          2000
----------------------------------------------------------------------------------------
Due from FHLB.................  $   159,431    $    3,820         4.83%         5.98%
Federal funds sold............    4,739,217       115,166         4.90%         5.97%
Securities....................   10,858,399       299,061         5.55%         6.12%
Other investments.............      355,068        10,907         6.19%         6.76%
Loans.........................   57,650,696     2,832,866         9.91%         9.87%
                                -----------    ----------         ----          ----
         Total................  $73,762,812    $3,261,820         8.92%         8.88%

Federal funds purchased.......  $   137,900    $    3,310         4.85%         2.98%
Federal Home Loan Bank
advances......................    2,500,000        84,844         6.84%         6.26%
Deposits......................   58,002,955     1,383,260         4.81%         4.66%
                                -----------    ----------         ----          ----
         Total................  $60,640,855    $1,471,414         4.89%         4.74%

Net interest income / spread..                 $1,790,406         4.03%         4.14%
Net interest margin...........                                    4.89%         4.91%

    b. Other income for the three-month and six-month periods ended June 30, 2001 amounted to $207,608 and $369,626, respectively, compared to $133,852 and $246,382 for the same periods in 2000. On an annualized basis, these amounts represent 1.26% and 0.93% of total average assets for the three-month and six-month periods ended June 30, 2001. Of these amounts, $152,734 and $278,416, respectively, were comprised of service charges. Increased deposit account volume resulted in an increase in fee income. These Other Income figures are relatively low because, in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The above fees and charges may increase in the future. For the three- and six-month periods ended June 30 2001, mortgage origination income amounted to $21,152 and $55,553, respectively, compared to $10,049 and $17,133 for the same periods in 2000.

    c. Operating expenses for the three-month and six-month periods ended June 30, 2001 amounted to $694,793 and $1,356,310, respectively, compared to $562,460 and $1,075,653 for the same periods in 2000. On an annualized basis, these amounts represent 3.38% and 3.40% of total average assets. As compared to the second quarter of 2000, salaries and benefits expenses were higher in the second quarter of 2001 due to higher staffing levels and a $8,635 monthly accrual for 2001 performance bonuses. In 2000, bonuses were uncertain until December so no monthly accrual was made. Due to higher transaction volume, data processing expenses rose which increased Other Expenses. In the future, noninterest expenses as a percentage of assets may increase due to costs and expenses associated with the Bank's growth.

    d. The Company had $104,378 in income tax expense in the second quarter of 2001 and $207,915 through the first half of 2001. As the Company was not cumulatively profitable at June 30, 2000, the Company had not recognized any income tax expense.

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

                          Part II.  Other Information

Item 1.  Legal Proceedings
--------------------------

  None

Item 2.  Change in Securities
-----------------------------

  None

Item 3.  Defaults Upon Senior Securities
----------------------------------------

  None

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

  The 2001 Annual Meeting of Shareholders of the Company was held on May 8, 2001. At the meeting the following persons were elected as Class I directors to serve for a term of three years and until their successors are elected and qualified: C. Dean Alford, Tray A. Athon, William L. Daniel and Hazel E. Durden. In addition, William R. Walker was elected as a Class III director to serve for a term of two years and until his successor is elected and qualified or until his earlier resignation, removal from officer or death. Mr. Walker had been previously elected by the Board of Directors of the Company to fill a vacancy on the Board of Directors created by an increase in the size of the Board of Directors.

  The number of votes cast for and withheld in the election of each nominee for Class I director was as follows:

                      Votes      Votes
                       FOR      WITHHELD
                     -------    --------
C. Dean Alford       395,231     2,900
Troy A. Athon        396,331     1,800
William L. Daniel    396,331     1,800
Hazel E. Durden      396,331     1,800

  The number of votes cast for and withheld in the election of the nominee for Class III director was as follows:

                      Votes      Votes
                       FOR      WITHHELD
                     -------    --------
William R. Walker    396,331     1,800

  The following persons did not stand for reelection to the Board of Directors at the 2001 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: John A. Fountain, M.D., Michael P. Jones, R. Flynn Nance, D.V.M., Julia W. Morgan, Michael R. Potts and Arthur J. Torsiglieri, Jr., M.D.

  No other matters were presented or voted upon at the 2001 Annual Meeting of Shareholders.

Item 5.  Other Information
--------------------------

  None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)  Exhibits.  No exhibits are filed with this Report.

         (b) Reports on Form 8-K. The Company filed a report on Form 8-K on April 4, 2001 to report the dismissal of BDO Seidman, LLP as the Company's independent auditors and to report the engagement of Porter Keadle Moore, LLP as the Company's independent auditors for the fiscal year ended December 31, 2001.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 13, 2001                 By: /s/ William L. Daniel
                                          --------------------------------
                                          William L. Daniel, President and
                                          Chief Executive Officer
                                          (principal executive officer)



Date: August 13, 2001                 By: /s/ Brian D. Hawkins
                                          ------------------------
                                          Brian D. Hawkins,
                                          Chief Financial Officer
                                          (principal financial and
                                          accounting officer)