Form 10QSB
period 2001-09-30
ROCKDALE NATIONAL BANCSHARES INC
filed 2001-11-08
CIK 1036757

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                             Commission File Number:
     September 30, 2001                                        0-24113


                        LIBERTY NATIONAL BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Georgia                                           58-2292563
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

P.O. Box 82030, Conyers, Georgia                                    30013
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number:     (770) 785-7880
                         -------------------------------------------------------

                      ROCKDALE NATIONAL BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                  No _____
                       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Common Stock, $1.00 Par Value                      706,188
-----------------------------------------     ----------------------------------
                    Class                     Outstanding as of November 7, 2001

Transitional Small Business Disclosure Format:

                  Yes _____                 No    X
                                                -----

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
------   --------------------

                        LIBERTY NATIONAL BANCSHARES, INC.
                   (F/K/A ROCKDALE NATIONAL BANCSHARES, INC.)
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets


                                                                          September 30, 2001             December 31,
ASSETS                                                                       (Unaudited)                     2000
------                                                                    ------------------          ---------------
Cash and due from banks...........................................        $     4,761,880             $     2,015,665
Federal funds sold................................................              4,351,000                      30,000
                                                                          ---------------             ---------------
           Cash and cash equivalents..............................              9,112,880                   2,045,665
Investment securities available for sale..........................             12,227,136                  10,413,138
Other investments.................................................                355,068                     355,068
Loans, net of allowance for loan losses of $1,027,954
           at September 30, 2001 and $783,386 at December 31, 2000             68,254,518                  50,691,223
Premises and equipment, net.......................................              3,032,919                   2,924,215
Accrued interest receivable.......................................                560,362                     517,161
Other assets......................................................                360,486                     318,566
                                                                          ---------------             ---------------
           Total assets...........................................        $    93,903,369             $    67,265,036
                                                                          ===============             ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand...................................        $    14,278,993             $    11,834,426
     Interest-bearing demand and money market.....................             24,275,078                  18,807,903
     Savings......................................................              2,663,629                   2,238,877
     Time deposits of $100,000 or more............................              9,982,885                   7,135,448
     Other time deposits..........................................             32,131,699                  15,497,015
                                                                          ---------------             ---------------
         Total deposits...........................................             83,332,284                  55,513,669


Accrued interest payable..........................................                103,880                      75,958
Other liabilities.................................................                127,723                     142,943
Federal funds purchased...........................................                      -                   2,500,000
Other borrowings..................................................              2,500,000                   2,500,000
                                                                          ---------------             ---------------
         Total liabilities........................................             86,063,887                  60,732,570
                                                                          ---------------             ---------------

Shareholders' Equity:
Common stock, $1.00 par value,
     10,000,000 shares authorized, 706,188 and 676,188 shares
     issued and outstanding, respectively                                         706,188                     676,188
Surplus...........................................................              6,471,196                   6,051,196
Retained earnings (deficit).......................................                510,293                   (116,958)
Unrealized loss on investment securities available for sale.......                151,805                    (77,960)
                                                                          ---------------             ---------------
     Total shareholders' equity...................................              7,839,482                   6,532,466
                                                                          ---------------             ---------------
     Total liabilities and
         shareholders' equity.....................................        $    93,903,369             $    67,265,036
                                                                          ===============              ==============

      Refer to notes to the unaudited consolidated financial statements.

                       LIBERTY NATIONAL BANCSHARES, INC.
                  (F/K/A ROCKDALE NATIONAL BANCSHARES, INC.)
                                AND SUBSIDIARY
                       Consolidated Statements of Income
                  For the Three Months and Nine Months Ended
                   September 30, 2001 and September 30, 2000
                                  (Unaudited)

                                                               For the Three Months ended           For the Nine Months ended
                                                                      September 30,                          September 30,
                                                             -------------------------------        --------------------------
                                                                  2001              2000                2001             2000
                                                             ---------------    ------------        ------------    ----------
Interest and dividend income:
         Loans, including fees                               $  1,501,616       $  1,188,896        $  4,334,482    $ 3,242,00
         Investment securities:
             Taxable                                              132,645            162,960             410,486       481,223
             Nontaxable                                            20,076                  -              52,203             -
         Federal funds sold                                        71,888             88,102             187,054       216,317
         Interest income on deposit accounts                          335              2,931               4,155         7,720
                                                             ------------       ------------        ------------    ----------
             Total interest income                              1,726,560          1,442,889           4,988,380     3,947,266
                                                             ------------       ------------        ------------    ----------

Interest expense:
         Deposits                                                 722,116            610,000           2,105,376     1,651,047
         Federal Home Loan Bank Advances                           43,125             43,136             127,969       120,803
         Federal funds purchased                                        -                  -               3,310            13
                                                             ------------       ------------        ------------    ----------
                  Total interest expense                          765,241            653,136           2,236,655     1,771,863
                                                             ------------       ------------        ------------    ----------

                  Net interest income                             961,319            789,753           2,751,725     2,175,403
Provision for possible loan losses                                 50,417             77,395             248,459       196,787
                                                             ------------       ------------        ------------    ----------

         Net interest income after provision                      910,902            712,358           2,503,266     1,978,616
         for possible loan losses                            ------------       ------------        ------------    ----------


Other income:
         Service charges on deposit accounts                      162,267            117,206             440,683       312,509
         Gain on sale of other real estate                              -             31,032                   -        31,032
         Other income                                              55,599             14,048             146,809        65,127
                                                             ------------       ------------        ------------    ----------
                  Total other income                              217,866            162,286             587,492       408,668
                                                             ------------       ------------        ------------    ----------


Other expense:
         Salaries and other compensation                          332,959            214,891             898,358       605,213
         Employee benefits                                         53,539             48,289             174,417       151,576
         Net occupancy and equipment expense                      133,501             91,388             339,499       282,341
         Professional and other outside services                   52,192             53,054             131,157       126,228
         Other expense                                            202,297            177,175             587,367       495,092
                                                             ------------       ------------        ------------    ----------

                  Total other expenses                            774,488            584,797           2,130,798     1,660,450
                                                             ------------       ------------        ------------    ----------

         Income before income taxes                               354,280            289,847             959,960       726,834
Income taxes                                                      124,759                  -             332,710             -
                                                             ------------       ------------        ------------    ----------
         Net income                                          $    229,521       $    289,847        $    627,250    $  726,834
                                                             ============       ============        ============    ==========


Basic net income per share                                   $       0.34       $       0.43        $       0.93    $     1.07
                                                             ============       ============        ============    ==========

Diluted net income per share                                 $       0.33       $       0.42        $       0.89    $     1.06
                                                             ============       ============        ============    ==========

      Refer to notes to the unaudited consolidated financial statements.

                       LIBERTY NATIONAL BANCSHARES, INC.
                  (F/K/A ROCKDALE NATIONAL BANCSHARES, INC.)
                                AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                           For the Nine Months Ended
                   September 30, 2001 and September 30, 2000
                                  (Unaudited)

                                                                                         For the Nine Months
                                                                                         ended September 30,
                                                                                -------------------------------------
                                                                                     2001                   2000
                                                                                -------------           -------------
Cash flows from operating activities:
     Net income..............................................................   $     627,250           $     726,834
     Adjustments to reconcile net income to net cash provided by operating activities:
         Net depreciation, amortization and accretion........................         192,309                 176,040
         Provision for loan losses...........................................         248,459                 196,787
         Net change in other assets and other liabilities....................        (190,781)                262,325
                                                                                -------------           -------------
            Net cash provided from operating activities......................         877,237               1,361,986
                                                                                -------------           -------------
Cash flows from investing activities:
     Purchases of investment securities available for sale...................     (10,192,218)                      -
     Maturities and calls of investment securities available for sale........       8,695,124                  35,910
     Loans originated, net of principal repayments...........................     (17,811,754)             (6,100,758)
     Purchases of premises and equipment.....................................        (269,789)                (25,710)
                                                                                -------------           -------------
            Net cash used by investing activities............................     (19,578,637)             (6,090,558)
                                                                                -------------           -------------
Cash flows from financing activities:
     Sale of stock...........................................................         450,000                       -
     Increase in deposits....................................................      27,818,615               5,500,038
     Decrease in federal funds purchased.....................................      (2,500,000)                      -
                                                                                -------------           -------------
            Net cash provided from financing activities......................      25,768,615               5,500,038
                                                                                -------------           -------------
Net increase in cash and cash equivalents....................................       7,067,215                 771,466
Cash and cash equivalents, beginning of period...............................       2,045,665               4,839,459
                                                                                -------------           -------------
Cash and cash equivalents, end of period.....................................   $   9,112,880           $   5,610,925
                                                                                =============           =============

Supplemental disclosure of cash flow information:
  Cash paid for interest expense.............................................   $   2,208,733           $   1,766,324
  Cash paid for income taxes.................................................   $     390,940           $           -

      Refer to notes to the unaudited consolidated financial statements.

                       LIBERTY NATIONAL BANCSHARES, INC.
                  (F/K/A ROCKDALE NATIONAL BANCSHARES, INC.)
                                AND SUBSIDIARY
                Consolidated Statements of Comprehensive Income
                  For the Three Months and Nine Months Ended
                   September 30, 2001 and September 30, 2000
                                  (Unaudited)

                                                           For the Three Months                 For the Nine Months
                                                           ended September 30,                  ended September 30,
                                                     ---------------------------------    ---------------------------------
                                                          2001               2000               2001              2000
                                                     --------------     --------------    ---------------    --------------
Net income.........................................   $     229,521     $     289,847     $      627,250     $      726,834
Other comprehensive income consisting of:
         Unrealized holding gains on
         investment securities available for sale
         arising during the period, net of income
         taxes of $57,032, $66,499, $118,364
         and $71,677                                        110,708           129,086            229,764            139,138
                                                      -------------     -------------     --------------     --------------
Total comprehensive income.........................   $     340,229     $     418,933     $      857,014     $      865,972
                                                      =============     =============     ==============     ==============

                       LIBERTY NATIONAL BANCSHARES, INC.
                  (F/K/A ROCKDALE NATIONAL BANCSHARES, INC.)
                                AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2001

Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

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

                                                                                     Average             Per
                                                                    Net               Shares            Share
                                                                   Income          Outstanding          Amount
                                                                   ------          -----------          ------
For the three-month period ended September 30, 2001
     Net income - basic                                         $     229,521           677,818       $        .34
                                                                                                      ============
     Effect of dilutive stock options                                       -            25,743
                                                                -------------      ------------
     Net income - diluted                                       $     229,521           703,561       $        .33
                                                                =============      ============       ============

For the three-month period ended September 30, 2000
     Net income - basic                                         $     289,847           676,188       $        .43
                                                                                                      ============
     Effect of dilutive stock options                                       -            13,084
                                                                -------------      ------------
     Net income - diluted                                       $     289,847           689,272       $        .42
                                                                =============      ============       ============

                                                                                     Average              Per
                                                                       Net            Shares             Share
                                                                     Income        Outstanding           Amount
                                                                     ------        -----------          -------
For the nine-month period ended September 30, 2001
     Net income - basic                                         $     627,250           676,737       $        .93
                                                                                                      ============
     Effect of dilutive stock options                                       -            25,425
                                                                -------------      ------------
     Net income - diluted                                       $     627,250           702,162       $        .89
                                                                =============      ============       ============

For the nine-month period ended September 30, 2000
     Net income - basic                                         $     726,834           676,188       $       1.07
                                                                                                      ============
     Effect of dilutive stock options                                       -            12,715
                                                                --------------     ------------
     Net income - diluted                                       $     726,834           688,903       $       1.06
                                                                =============      ============       ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

                              Recent Developments
                              -------------------

        Rockdale National Bancshares, Inc. (the "Company"), a bank holding company, conducts its operations through its sole subsidiary, Rockdale National Bank (the "Bank"). Since the Company's inception in 1997, operations have been conducted principally within Rockdale County, Georgia. The Board of Directors of the Company has determined that there is the opportunity for loan and deposit growth in the counties surrounding Rockdale County. To take advantage of such growth opportunities, the Board of Directors determined that it would be in the best interests of the Company and its shareholders to change the name of the Company and the Bank and begin expansion activities into the surrounding counties, including, specifically, Newton County, Georgia. As a result, effective September 25, 2001 the Company changed its name to Liberty National Bancshares, Inc. and the name of the Bank was changed to Liberty National Bank. The Company and Bank have received all necessary regulatory approvals for this change.

        The Bank has received regulatory approval and plans to open a branch in Newton County, Georgia by the end of the fourth quarter of 2001. Newton County is east of and adjacent to Rockdale County. As of September 30, 2001, no land had been purchased, although negotiations were underway. In preparation for the opening of the branch, the Bank spent approximately $65,000 in deposits for furniture, equipment, and improvements to a leased temporary facility. All of these expenses are in a construction-in-progress account and depreciation will begin once the branch opens. The Bank also has realized approximately $47,000 in additional personnel expenses through September 30, 2001 relative to the opening of the new branch. Additional expenses related to this expansion into Newton County are anticipated. As management expects deposit growth commensurate to the expected loan growth in Newton County, there is no anticipated material affect on liquidity.

        In order to house its expanding operations area, the Bank entered into a two-year lease for office space at Suite 100, 329 Gees Mill Business Parkway, Conyers, GA 30013. The term of the lease began July 1, 2001 and the Bank has an option for an additional three years. Lease payments are $2,250 per month for the first year and $2,500 per month for the second year with the three option years having monthly costs of $2,750, $3,000, and $3,250 per month, respectively. Management anticipates additional expenses related to the operations relocation of approximately $4,000 per month, primarily due to additional telecommunications, utilities, and maintenance costs. At the Company's main office at 1000 Georgia Highway 138 in Rockdale County, the Bank's Construction Lending department moved into the space vacated by the relocation of the Operations Department. The Bank's Mortgage Origination department then expanded into the space vacated by the Construction Lending department.


                              Financial Condition
                              -------------------

        The Company's Operations are conducted through its sole subsidiary, the Bank. Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Company's financial condition are discussed in detail below.

        Total assets increased by $26,638,333 from $67,265,036 at December 31, 2000 to $93,903,369 at September 30, 2001. Net loans increased by $17,563,295 from $50,691,223 at December 31, 2000 to $68,254,518 at September 30, 2001.
Federal Funds sold increased by $4,321,000 from $30,000 at December 31, 2000 to $4,351,000 at September 30, 2001. Investment securities increased $1,813,998 from $10,413,138 at December 31, 2000 to $12,227,136 at September 30, 2001. The
above increases in earning assets was funded by increases in deposits.

         Deposits increased by $27,818,615 from $55,313,669 at December 31, 2000 to $83,332,284 at September 30, 2001. Noninterest bearing deposits increased by $2,444,567 from $11,834,426 at December 31, 2000 to $14,278,993 at September 30,
2001. Interest bearing demand deposits and money market accounts increased by $5,467,175 to $24,275,078 at September 30, 2001. Certificates of deposits and IRA's increased $19,482,121 from $22,632,463 at December 31, 2000 to $42,114,584 at September 30, 2001 primarily due to a certificate of deposit promotion held in the first quarter of 2001. It is management's opinion that the Bank maintains competitive deposit rates while exercising prudent strategies in competing with local financial institutions.

         At September 30, 2001, the Bank's equity to asset ratio was 8.35%, a decrease from 9.71% at December 31, 2000. The Bank's net loans to deposit ratio decreased from 91.3% at December 31, 2000 to 81.91% at September 30, 2001. Approximately 50.54% of the Bank's deposits were in IRAs and certificates of deposit at September 30, 2001. At December 31, 2000, IRAs and certificates of deposit were 40.77% of total deposits. This increase was due to the certificate of deposit promotion held in the first quarter of 2001.

         The Bank maintains federal funds lines totaling $5,300,000 with three regional banks in an effort to support short term liquidity. The Bank is a member of the Federal Home Loan Bank and is eligible to apply for term advances.

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

         Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, lending staff experience and assessment of present and anticipated economic conditions.

         At December 31, 2000, the allowance for loan losses amounted to $783,836. By September 30, 2001, the allowance had increased to $1,027,954. The allowance for loan losses, as a percentage of total gross loans, decreased from 1.52% to 1.48% of total gross loans during the nine-month period ended September 30, 2001. The Bank had $21,035 in loans 90 or more days past due, no nonaccrual loans, and no other real estate owned at September 30, 2001. There were no loans 90 or more days past due, no nonaccrual loans, and no other real estate owned at December 31, 2000. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses, however there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Liquidity and Sources of Capital
--------------------------------

         Liquidity is the Bank's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The financial statements, as of September 30, 2001, evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $9,112,880, representing 9.70% of total assets. Investment securities amounted to $12,227,136, representing 13.02% of total assets as of September 30, 2001. Investment securities provide a secondary source of liquidity for the Bank since they can be converted into cash in a timely manner. The Bank's ability to maintain and expand its deposit base and borrowing capabilities is an additional source of liquidity. Total deposits increased from $55.5 million at December 31, 2000 to $83.3 million at September 30, 2001, representing an annualized increase of 67.0%. Management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demands.

         Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

         The table below illustrates the Bank's and the Company's regulatory capital ratios at September 30, 2001:

                                                                                                  Minimum
                                                                          September 30,           regulatory
Consolidated                                                                  2001               requirement
------------                                                           -------------------    -----------------
             Tier 1 Capital                                                  10.34%                  4.0%
             Tier 2 Capital                                                   1.25%                    -%
                                                                        ------------------    -----------------
                      Total risk-based capital ratio                         11.59%                  8.0%
                                                                        ==================    =================
             Leverage ratio                                                   8.39%                  4.0%
                                                                        ==================    =================
Bank
----
             Tier 1 Capital                                                   9.13%                  4.0%
             Tier 2 Capital                                                   1.25%                   - %
                                                                        ------------------    -----------------
                      Total risk-based capital ratio                         10.38%                  8.0%
                                                                        ==================    =================
             Leverage ratio                                                   7.40%                  4.0%
                                                                        ==================    =================

         The Company and the Bank currently meet the regulatory criteria to be classified as "well capitalized" under the banking regulations.


                             Results Of Operations
                             ---------------------

         Net income for the three-month period ended September 30, 2001 amounted to $229,521 or $0.33 per diluted share, compared to $289,847, or $0.42 per diluted share, for the three-month period ended September 30, 2000. Net income for the nine-month period ended September 30, 2001 amounted to $627,250, or $0.89 per diluted share, compared to a $726,834, or $1.06 per diluted share, for the same period in 2000. The following is a brief discussion of the more significant components of net income.

         a. Net interest income represents the difference between interest earned on interest bearing assets and interest paid on interest bearing liabilities. Net interest income increased by $171,566, or 21.7%, from $789,753 for the three months ended September 30, 2000 to

               $961,319 for the three months ended September 30, 2001. Yield on interest earning assets decreased to 4.50% for the third quarter of 2001, from 5.08% for the third quarter of 2000. Net interest income increased by $576,322, or 26.5%, from $2,175,403 for the nine months ended September 30, 2000 to $2,751,725 for the nine months ended September 30, 2001. Increased loan volume has offset a decline in the interest margin that has resulted from the declining general interest rate environment. The higher loan volume has been funded primarily through an increase in time deposits. The following table presents the main components of interest bearing assets and interest bearing liabilities:

--------------------------------------------------------------------------------------------------------------------------

                                             Three Months Ended September 30

--------------------------------------------------------------------------------------------------------------------------
               Interest                        Quarter             Interest          Yield/Cost at         Yield/Cost at
           Earning Assets/                     Average             Income/           September 30,         September 30,
     Interest Bearing Liabilities              Balance               Cost                 2001                  2000
------------------------------------       ---------------      ---------------     ---------------       ----------------
Due from FHLB                              $       40,543       $          335             3.28%                6.33%

Federal funds sold                              7,986,424               71,888             3.57%                6.48%

Investment securities                          11,467,939              147,874             5.12%                6.18%

Other investments                                 355,068                4,847             5.42%                6.85%

Loans                                          64,938,629            1,501,616             9.17%               10.33%
                                           ---------------      ---------------     -----------------     ----------------
         Total                             $   84,788,603            1,726,560             8.08%                9.28%
                                           ===============      ---------------

Federal funds purchased                    $            0                    0             0.00%                0.00%

Federal Home Loan Bank advances            $    2,500,000               43,125             6.84%                6.90%

Deposits                                       67,709,878              722,116             4.23%                4.98%
                                           ---------------      ---------------     -----------------     ----------------
         Total                             $   70,209,878              765,241             4.32%                5.08%
                                           ===============      ---------------
Net interest income/ spread                                     $      961,319             3.76%                4.21%
                                                                ===============

Net interest margin                                                                        4.50%                5.08%

--------------------------------------------------------------------------------------------------------------------------

                                                        Nine Months Ended September 30

--------------------------------------------------------------------------------------------------------------------------
              Interest                      Nine Months           Interest          Yield/Cost at         Yield/Cost at
           Earning Assets/                    Average             Income/           September 30,         September 30,
    Interest Bearing Liabilities              Balance               Cost                 2001                  2000
--------------------------------------    ----------------     ---------------     ----------------      -----------------
Due from FHLB                             $      119,371       $        4,155           4.65%                 6.08%

Federal funds sold                             5,841,389              187,054           4.28%                 6.16%

Investment securities                         11,063,812              446,935           5.40%                 6.10%

Other investments                                355,068               15,754           5.93%                 6.75%

Loans                                         59,543,972            4,334,482           9.73%                 9.89%
                                          ----------------     ---------------     ----------------      -----------------

         Total                            $   76,923,612            4,988,380           8.67%                 8.92%
                                          ================     ---------------


Federal funds purchased                   $       93,903                3,310           4.85%                 2.97%

Federal Home Loan Bank advances                2,500,000              127,969           6.84%                 6.44%

Deposits                                      61,274,153            2,105,376           4.59%                 4.75%
                                          ----------------     ---------------     ----------------      ---------------

         Total                            $   63,785,710            2,236,655           4.69%                 4.83%
                                          ----------------     ---------------

Net interest income/ spread                                    $    2,751,725           3.98%                 4.08%
                                                               ===============

Net interest margin                                                                     4.78%                 4.91%


         b. Other income for the three-month and nine-month periods ended September 30, 2001 amounted to $217,866 and $587,492, respectively, compared to $162,286 and $408,668 for the same periods in 2000. On an annualized basis, these amounts represent 0.94% and 0.93% of total average assets for the three-month and nine-month periods ended September 30, 2001. Of these amounts, $162,267 and $440,683, respectively, were comprised of service charges. Increased deposit account volume resulted in an increase in fee income. These other income figures are relatively low because, in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The Bank may increase its fees and charges in the future. In the third quarter of 2000, the Bank was involved in several real estate transactions resulting in a gain on the sale of other real estate of $31,032. For the three-month and nine-month periods ended September 30, 2001, mortgage origination income amounted to $38,081 and $93,634, respectively, compared to $5,251 and $22,384 for the same periods in 2000. Mortgage origination fees increased due to a more favorable mortgage rate environment in 2001.

         c. Operating expenses for the three-month and nine-month periods ended September 30, 2001 amounted to $774,488 and $2,130,798, respectively, compared to $584,797 and $1,660,450 for the same periods in 2000. On an annualized basis, these amounts represent 3.34% and 3.39% of total average assets. As compared to the third quarter of 2000, salaries and benefits expenses were higher in the third quarter of 2001 due to higher staffing levels and a $85,256 accrual for 2001 performance bonuses. In 2000, bonuses were uncertain until December so no monthly accrual was made. During the third quarter of 2001, the Bank had consulting costs of $17,894 related to the change of the Bank's and the Company's name. The Company had higher legal fees in the third quarter of 2000 as compared to the third quarter of 2001. As compared to the same three- and nine- months periods in 2000, higher transaction volume in 2001 resulted in increased data processing expenses in the amount of $26,558 and $69,611, respectively.

         d. The Company had $124,759 in income tax expense in the third quarter of 2001 and $332,710 through the nine-month period ended September 30, 2001. As the Company was not cumulatively profitable at September 30, 2000, the Company did not recognize any income tax expense for the three-month and nine-month periods ended September 30, 2000.

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

         Part II.  Other Information

Item 1.  Legal Proceedings
--------------------------

         None

Item 2.  Change in Securities
-----------------------------

         On September 25, 2001 the Company issued 30,000 shares of its common stock to Mr. Johnny L. Capes, an outside director of the Company, for $450,000 cash consideration. The issuance of these securities was made in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. The securities were acquired by Mr. Capes for investment with no view toward the resale or distribution thereof. Mr. Capes has a pre-existing relationship with the Company and the offer and sale was made without any public solicitation. No underwriter was involved in the transaction and no commissions were paid.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None

Item 5.  Other Information
--------------------------

         On August 28, 2001 the Board of Directors appointed Mr. Johnny L. Capes, from Newton County, Georgia, to serve on the Board of Directors as a Class II Director. Mr. Capes will serve until the 2002 annual meeting of the Company's shareholders. Subsequently, on September 25, 2001 the Company sold 30,000 shares of common stock to Mr. Capes for $450,000.

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

         (a)   Exhibits.  No exhibits are filed with this Report.

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 2001.

                                  SIGNATURES
                                  ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 7, 2001    By:  /s/ William L. Daniel
      ----------------         ----------------------------------
                               William L. Daniel, President and
                               Chief Executive Officer (principal
                               executive officer)


Date: November 7, 2001    By:  /s/ Brian D. Hawkins
      ----------------         ----------------------------------
                               Brian D. Hawkins, Chief Financial
                               Officer (principal financial and
                               accounting officer)