Form 10KSB
period 2001-12-31
LIBERTY NATIONAL BANCSHARES INC
filed 2002-03-29
CIK 1036757

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-KSB
(Mark One)

            [T] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
                 [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to
                                                 -----    -----

                         Commission file number 0-24113

                        LIBERTY NATIONAL BANCSHARES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                Georgia                                      58-2292563
     -------------------------------                     -------------------
     (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)

P.O. Box 82030, Conyers, Georgia                                 30013
---------------------------------------                        ----------
(Address of principal executive offices)                       (Zip Code)

                                 (770) 785-7880
                                 ---------------
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
                                                        Name of each exchange
         Title of each class                            on which registered
         -------------------                          ---------------------
                 None                                      Not Applicable
-----------------------------------             --------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $1.00 par value per share
                 -----------------------------------------------
                                 Title of class

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                       --    --

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenue for the fiscal year ended December 31, 2001: $7,508,110

     The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (518,438 shares) on March 25, 2002 was $7,776,570. As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the Common Stock of the Registrant based on recent sales of the Common Stock. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

     The number of shares outstanding of the Registrant's Common Stock, as of March 25, 2002: 706,188 shares of $1.00 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on May 15, 2002, are incorporated by reference to Items 9, 10, 11 and 12 of this Report.

     Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                   --      --

   Safe Harbor Statement Under the Private Securities Litigation Reform Act of
                                      1995

     Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2002 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                     PART I

Item 1. Description of Business
------  -----------------------

General

     Liberty National Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Georgia on February 13, 1997 ("Inception") under the name "Rockdale National Bancshares, Inc." and owns 100% of the outstanding capital stock of Liberty National Bank (the "Bank"), formerly Rockdale National Bank. The Company was incorporated as a mechanism to enhance the Bank's ability to serve its future customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services that the traditional commercial bank may not provide under present laws. For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank's growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of the Bank and otherwise raise capital in a manner which is unavailable to the Bank under existing banking regulations.

     The Bank commenced operations on October 14, 1997 at its main office located at 1000 Georgia Highway 138 in Conyers, Georgia. In addition to its headquarters facility, the Bank operates a small branch office located at 1600 Georgia Highway 20, in Conyers, Georgia. In November 2001, the Bank opened a third branch at a leased facility located at 9100 Covington By-Pass, Covington, Newton County, Georgia. The Bank purchased property at this location in the third quarter of 2001. In order to conduct business, the Bank has leased a temporary facility for 18 months at a cost of $51,072 for the term of the lease and plans to have a permanent facility constructed by the end of the current lease. As a result of the expansion into Newton County, the Company changed its name to Liberty National Bancshares, Inc. and the name of the Bank to Liberty National Bank. In order to house its expanding operations area, the Bank leased office space at Suite 100, 329 Gees Mill Business Parkway, Conyers, Georgia, and has moved its

Operations Department to that location. The term of the Operations Department lease is 2 years, with an option for 3 additional years. The current lease obligation is $27,000 annually.

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

Market Area and Competition

     The primary market area of the Bank, Rockdale and Newton Counties, Georgia, is included in the Atlanta Metropolitan Statistical Area and is located approximately 30 minutes east of Atlanta via Interstate 20. Rockdale and Newton Counties include industrial, business and service offices, government offices, free-standing retail businesses, restaurants, and numerous strip shopping centers. In Rockdale County, principal residential areas are located in the southern portion of the county while the majority of the business activities are in the middle and northern portion of the county. In Newton County, business activities are concentrated in the center of the county in and around the city Covington. The remaining part of Newton County is primarily residential and agricultural.

     According to the 2000 U.S. Census, Rockdale County has a population of 70,111, representing an increase of 29.6% over the 1990 U.S. Census figure of 54,091. Newton County has a population of 62,001, representing an increase of 48.3% over the 1990 U.S. Census figure of 41,808.

     Stability in the both Rockdale and Newton Counties' economy principally evolves from a large manufacturing base. The numerous manufacturing firms produce a wide array of products, including apparel, lighting fixtures, food processing, plastic cups, polyester film, cereal, and high tech robotics. The largest employers in Rockdale County include Lithonia Lighting, General Mills, SKC, Sweetheart Cups, Inc., Golden States Foods, VISY Industries, Kysor-Warren, and Hill Phoenix.

     Competition among financial institutions in the Bank's primary service area is intense. There are ten commercial banks with a total of thirty-two branches in Rockdale and Newton Counties. The largest banks are affiliated with five major bank holding companies. Liberty National Bank is the only locally owned bank in Rockdale County.

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

     The Bank competes with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have recently been invading the traditional banking markets. Due to the growth in Rockdale and Newton Counties, it is anticipated that additional competition will continue from new entrants to the market.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and
                             Interest Differential

     The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2001 and December 31, 2000. This presentation includes all major categories of interest earning assets and interest bearing liabilities:

                           AVERAGE CONSOLIDATED ASSETS

                                                          Year Ended         Year Ended
                                                      December 31, 2001   December 31, 2000
                                                      -----------------   -----------------
Interest-bearing deposits ........................       $    99,520         $   161,244
Securities .......................................        11,503,807          10,522,827
Federal funds sold ...............................         6,388,760           4,391,448
Net loans ........................................        62,159,246          44,510,781
                                                         -----------         -----------
     Total earning assets ........................        80,151,333          59,586,300
                                                         -----------         -----------
Cash and due from banks ..........................         3,594,931           3,028,735
Other assets .....................................         3,942,692           3,695,226
                                                         -----------         -----------
     Total assets ................................       $87,688,956         $66,310,261
                                                         ===========         ===========

            AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          Year Ended          Year Ended
                                                      December 31, 2001   December 31, 2000
                                                      -----------------   -----------------
Non interest-bearing deposits ....................       $13,388,304         $10,595,184
NOW and money market deposits ....................        25,298,292          22,750,039
Savings deposits .................................         2,612,191           1,490,480
Time deposits ....................................        36,382,165          22,770,783
Other borrowings .................................         2,508,644           2,533,798
Other liabilities ................................           271,393             226,542
                                                         -----------         -----------
   Total liabilities .............................        80,460,989          60,366,826
Stockholders' equity .............................         7,227,967           5,943,435
                                                         -----------         -----------
   Total liabilities and  stockholders' equity ...       $87,688,956         $66,310,261
                                                         ============        ===========

     The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                                                     Year Ended December 31, 2001
                                             --------------------------------------------
                                               Average           Interest         Average
                      Assets                   Amount             Earned           Yield
                      ------                 -----------        ----------        -------
Interest-bearing deposits ...............    $    99,520        $    4,349         4.37%
Securities ..............................     11,503,807           600,128         5.22%
Federal funds sold ......................      6,388,760           227,408         3.56%
Net loans ...............................     62,159,246/(1)/    5,810,944/(2)/    9.35%
                                             -----------        ----------
Total earning assets ....................    $80,151,333        $6,642,829         8.29%
                                             ===========        ==========

                                               Average           Interest         Average
                    Liabilities                Amount            Expense           Yield
                    -----------              -----------        ----------        -------
NOW and money market deposits ...........    $25,298,292        $  654,840         2.59%
Savings deposits ........................      2,612,191            41,813         1.60%
Time deposits ...........................     36,382,165         2,067,526         5.68%
Other borrowings ........................      2,508,644           173,695         6.92%
                                             -----------        ----------
Total interest-bearing liabilities ......    $66,801,292        $2,937,874         4.40%
                                             ===========        ==========
Net interest income .....................                       $3,704,955
Net interest spread .....................                                          3.89%
                                                                                   ====
Net interest margin .....................                             4.62%
                                                                ==========

----------
/(1)/ During 2001, all loans were accruing interest.
/(2)/ Interest earned on net loans for the year ended December 31, 2001 includes loan fees and loan service fees in the amount of $626,402.

                                                     Year Ended December 31, 2000
                                             --------------------------------------------
                                               Average           Interest         Average
                      Assets                   Amount             Earned           Yield
                      ------                 -----------        ----------        -------
Interest-bearing deposits ...............    $   161,244        $   10,738          6.66%
Securities ..............................     10,522,827           646,722          6.15%
Federal funds sold ......................      4,391,448           274,156          6.24%
Net loans ...............................     44,510,781/(1)/    4,522,319/(2)/    10.16%
                                             -----------        ----------         -----
Total earning assets ....................    $59,586,300        $5,453,935          9.15%
                                             ===========        ==========         =====

                                               Average           Interest         Average
                    Liabilities                Amount             Expense          Yield
                    -----------              -----------        ----------        -------
NOW and money market deposits ...........    $22,750,039        $  888,296         3.90%
Savings deposits ........................      1,490,480            35,392         2.37%
Time deposits ...........................     22,770,783         1,361,909         5.98%
Other borrowings ........................      2,533,798           164,958         6.51%
                                             -----------        ----------         ----
Total interest-bearing liabilities ......    $49,545,100        $2,450,555         4.95%
                                             ===========        ==========         ====
Net interest income .....................                       $3,003,380
                                                                ==========
Net interest spread .....................                                          4.20%
                                                                                   ====
Net interest margin .....................                             5.04%
                                                                ==========

----------
/(1)/ During 2000, all loans were accruing interest.
/(2)/ Interest earned on net loans for the years ended December 31, 2000 includes loan fees and loan service fees in the amount of $421,287.

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

                                               Year Ended December 31, 2001
                                                     compared with the
                                               Year Ended December 31, 2000
                                          -------------------------------------
                                               Increase (decrease) due to:

                                            Volume         Rate        Total
                                          ----------    ---------    ----------
Interest earned on:
     Interest-bearing deposits ........   $   (4,110)   $  (2,279)   $   (6,389)
     Securities .......................       60,290     (106,884)      (46,594)
     Federal funds sold ...............      124,691     (171,439)      (46,748)
     Net loans ........................    1,793,093     (504,468)    1,288,625
                                          ----------    ---------    ----------
Total interest income .................   $1,973,964    $(785,070)   $1,188,894
                                          ----------    ---------    ----------
Interest paid on:
     NOW deposits and money market ....   $   99,499    $(332,955)   $ (233,456)
     Savings deposits .................       26,635      (20,214)        6,421
     Time deposits ....................      814,090     (108,473)      705,617
     Other borrowings .................       (1,638)      10,375         8,737
                                          ----------    ---------    ----------
Total interest expense ................   $  938,586    $(451,267)   $  487,319
                                          ----------    ---------    ----------
Change in net interest income .........   $1,035,378    $(333,803)   $  701,575
                                          ==========    =========    ==========

                                                Year Ended December 31, 2000
                                                     compared with the
                                               Year Ended December 31, 1999
                                          -------------------------------------
                                               Increase (decrease) due to:

                                            Volume         Rate        Total
                                          ----------    ---------    ----------
Interest earned on:
     Interest-bearing deposits ........   $  (23,288)   $  2,205     $  (21,083)
     Securities .......................       (6,994)     48,431         41,437
     Federal funds sold ...............       94,452      47,267        141,719
     Net loans ........................    1,576,092     241,508      1,817,600
                                          ----------    --------     ----------
Total interest income .................   $1,640,262    $339,411     $1,979,673
                                          ----------    --------     ----------
Interest paid on:
     NOW deposits and money market ....   $  140,556    $191,800     $  332,356
     Savings deposits .................        8,314       3,220         11,534
     Time deposits ....................      432,406     132,868        565,274
     Other borrowings .................       82,823      35,716        118,539
                                          ----------    --------     ----------
Total interest expense ................   $  664,099    $363,604     $1,027,703
                                          ----------    --------     ----------
Change in net interest income .........   $  976,163    $(24,193)    $  951,970
                                          ==========    ========     ==========

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

     The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                                             Year Ended               Year Ended
                                                          December 31, 2001        December 31, 2000
                                                      -----------------------   -----------------------
                                                        Average      Average      Average      Average
Deposit Category                                         Amount     Rate Paid     Amount      Rate Paid
                                                      -----------   ---------   -----------   ---------
Non-interest bearing demand deposits...............   $13,388,304      N/A      $10,595,184      N/A
NOW and money market deposits......................    25,298,292     2.59%      22,750,039     3.90%
Savings deposits...................................     2,612,191     1.60%       1,490,480     2.37%
Time deposits......................................    36,382,165     5.68%      22,770,783     5.98%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and their respective maturities at December 31, 2001:

3 months or less..................    $3,143,286
3-6 months........................     1,358,187
6-12 months.......................     2,306,840
Over 12 months....................     2,844,630
                                      ----------
Total.............................    $9,652,943
                                      ==========

Loan Portfolio

     The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2001, the Board of Directors of the Bank had established a lending limit for loans of up to $1,200,000 to any one borrowing relationship. In addition, under the OCC's pilot lending program, the Bank can lend up to $2,100,000 to any one borrower under certain conditions. See "-- Supervision and Regulation."

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

     Management of the Bank intends to originate loans and to participate with other banks with respect to loans that exceed the Bank's lending limits. Management of the Bank does not believe that loan participations necessarily pose any greater risk of loss than loans that the Bank originates.

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

     The following table presents various categories of loans contained in the Bank's loan portfolio for the periods indicated and the total amount of all loans for such periods:

                                                     As of               As of
Type of Loan                                   December 31, 2001   December 31, 2000
------------                                   -----------------   -----------------
Commercial, Financial and Agricultural .....      $ 8,261,859        $ 6,458,671
Real Estate - Construction .................       16,365,071         16,188,218
Real Estate - Mortgage .....................       45,722,838         25,336,735
Installment and Other Loans to Individuals..        3,704,269          3,574,531
                                                  -----------        -----------
Subtotal ...................................       74,054,037         51,558,155
Less: Allowance for possible loan losses ...       (1,059,635)          (783,836)
   Net deferred loan fees ..................          (89,203)           (83,096)
                                                  -----------        -----------
     Total (net of allowances) .............      $72,905,199        $50,691,223
                                                  ===========        ===========

     The following is a presentation of an analysis of maturities of loan types as of December 31, 2001:

                                                 Due in 1     Due after 1 to   Due After
            Type of Loan                       Year or Less      5 Years        5 Years       Total
            ------------                       ------------   --------------   ---------   -----------
Commercial, Financial and Agricultural .....   $ 4,990,727      $3,271,132        $--      $ 8,261,859
                                                                                  ---
Real Estate - Construction .................    16,237,305         127,766         --       16,365,071
                                               -----------      ----------        ---      -----------
     Total .................................   $21,228,032      $3,398,898        $--      $24,626,930
                                               ===========      ==========        ===      ===========

     For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2001:

                                                 Due in 1     Due after 1 to   Due After
            Interest Category                  Year or Less       5 Years       5 Years      Total
            -----------------                  ------------   --------------   ---------   -----------
Predetermined interest rate ................   $ 5,905,212      $3,090,008        $--      $ 8,995,220
Floating interest rate .....................    15,322,820         308,890         --       15,631,710
                                               -----------      ----------        ---      -----------
     Total .................................   $21,228,032      $3,398,898        $--      $24,626,930
                                               ===========      ==========        ===      ===========

     As of December 31, 2001, all loans were accruing interest and no accruing loans were contractually past due 90 days or more as to principal and interest payments and no loans were defined as "troubled debt restructurings."

     Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

     As of December 31, 2001, there were no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Summary of Loan Loss Experience

     An analysis of the Bank's loan loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

               Analysis of the Allowance for Possible Loan Losses

                                                     Year Ended            Year Ended
                                                  December 31, 2001    December 31, 2000
                                                  -----------------    -----------------
Balance at beginning of period ................      $  783,836            $ 531,024
Charge-offs- Consumer .........................         (36,266)             (46,185)
Recoveries- Consumer ..........................          16,925               23,478
                                                     ----------            ---------
Net Charge-offs ...............................         (19,341)             (22,707)
                                                     ----------            ---------
Additions charged to operations ...............         295,140              275,519
                                                     ----------            ---------
Balance at end of period ......................      $1,059,635            $ 783,836
                                                     ==========            =========
Ratio of net charge-offs during the period to
    average loans outstanding during the period            0.03%                0.05%
                                                     ==========            =========

     At December 31, 2001 the allowance for loan loss was allocated as follows:

                                                             Percentage of allowance
                                                                in each category
                                                 Amount        to total allowance
                                               ----------    -----------------------
Commercial, Financial and Agricultural .....   $  160,775             15%
Real Estate - Construction .................       41,054              4%
Real Estate - Mortgage .....................      738,748             70%
Installment and Other Loans to Individuals..      119,058             11%
                                               ----------            ---
Total ......................................   $1,059,635            100%
                                               ==========            ===

     At December 31, 2000 the allowance for loan loss was allocated as follows:

                                                           Percentage of allowance
                                                             in each category
                                                Amount      to total provision
                                               --------    -----------------------
Commercial, Financial and Agricultural .....   $223,953             29%
Real Estate - Construction .................    223,953             29%
Real Estate - Mortgage .....................    223,953             29%
Installment and Other Loans to Individuals..    111,977             13%
                                               --------            ---
Total ......................................   $783,836            100%
                                               ========            ===

Allowance for Loan Losses

     In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 2001, 11% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, 83.5% of these commercial loans at December 31, 2001 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

     The Company's consumer loan portfolio constitutes 5% of outstanding loans at December 31, 2001. At December 31, 2001 the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

     Residential mortgages, commercial mortgage, and construction loans constituted 84% of outstanding loans at December 31, 2001. All loans in this category represent residential real estate mortgages, commercial mortgage or construction loans where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

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

     In mid-2001, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues" and simultaneously the federal banking agencies issued an "Interagency Policy Statement of Allowance for Loan and Lease Losses (ALLL) Methodologies and Documentation for Banks and Savings Associations". The Bank considered and incorporated these new pronouncements in the assessment of its policies and systems surrounding the maintenance of the allowance for loan losses.

Investments

     At December 31, 2001, investment securities comprised approximately 10.8% of the Bank's assets, Federal Funds sold comprised approximately 12.3% of the Bank's assets, and net loans comprised approximately 67.9% of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States, municipalities in the state of Georgia, and certificates of deposit issued by commercial banks. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

     The following table presents, for the periods indicated, the carrying value of the Bank's investments.

Investment Category
-------------------

                                                            As of               As of
                                                      December 31, 2001   December 31, 2000
                                                      -----------------   -----------------
Available-for-Sale:
-------------------
U.S. Treasury, U.S. Agency Securities, and Mortgage
     Backed Securities ............................      $ 9,103,852         $ 9,890,164

Municipal Securities ..............................        2,142,011             522,974

Other Securities:
-----------------
Federal Home Loan Bank Stock ......................          125,000             125,000

Federal Reserve Bank Stock ........................          180,000             180,000

Bankers Bank Stock ................................           50,068              50,068
                                                         -----------         -----------
Total .............................................      $11,600,931         $10,768,206
                                                         ===========         ===========

     The following table indicates for the year ended December 31, 2001 the amortized cost of investments due by contractual maturity in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

Investment Category
-------------------

                                                                           Weighted Average
                                                          Amount         Tax Equivalent Yield
                                                        -----------      --------------------
Available-for-Sale:
-------------------
Obligations of U.S. Treasury and other U.S. Agencies:
         0 - 1 year .................................   $   738,188            2.27%
         Over 1 through 5 years .....................     6,301,553            5.09%
         Over 5 through 10 years ....................     1,250,000            4.44%
         Over 10 years ..............................            --              --
U.S. Agencies Mortgage-Backed Securities ............       769,736            5.64%
Municipal Securities
         0 - 1 year ................................             --              --
         Over 1 through 5 years ....................        365,073            5.21%
         Over 5 through 10 years ...................             --              --
         Over 10 years .............................      1,785,895            5.28%
Other Securities:
-----------------
Federal Home Loan Bank Stock, no maturity ...........       125,000            6.75%
Federal Reserve Bank Stock, no maturity .............       180,000            6.00%
Bankers Bank Stock ..................................        50,068            2.83%
                                                        -----------            ----
              Total .................................   $11,565,513            4.93%
                                                        ===========            ====

Return on Equity and Assets

     Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                                   Year Ended          Year Ended
                                               December 31, 2001    December 31, 2000
                                               -----------------    -----------------
Return on Average Assets....................         0.90%                1.27%
Return on Average Equity....................        10.87%               14.13%
Average Equity to Average Assets Ratio......         8.24%                8.96%
Dividend Payout Ratio.......................         0.00%                0.00%

     Return on average assets is calculated by dividing net earnings by year-to-date average assets. Return on average equity is calculated by dividing net earnings by year-to-date average equity. Average equity to average assets is calculated by dividing year-to-date average equity to year-to-date average assets. The Dividend Payout Ratio is calculated by dividing the dividends paid during the year by 2001 net income.

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

     The Bank sells loan participations to correspondent banks with respect to loans that exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 2001, the Bank had $5,856,322 in outstanding participations sold. The participations sold do not restrict the purchaser in any way that would dictate that the participations sold would have to be accounted for as a secured borrowing. The participations sold are on a non-recourse basis. Should loan losses occur, the charge-offs would be allocated on a pro-rata basis.

Data Processing

     The Bank has entered into a data processing servicing agreement with FiServ Solutions, Inc., d/b/a FiServ Atlanta. This servicing agreement provides for the Bank to receive a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing. Investment portfolio accounting is provided by The Bankers Bank located in Atlanta, Georgia, and payroll processing is provided by ExpressPay, Inc., located in Alpharetta, Georgia.

Employees

     As of December 31, 2001, the Bank employed 2 persons on a part-time basis and 35 persons on a full-time basis, including 12 officers. The Bank will hire additional persons as needed, including additional tellers, loan officers, financial service representatives, and operations personnel.

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

     De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws. The State of Georgia has enacted an interstate banking statute that authorizes bank holding companies located throughout the United States to acquire banks and bank holding companies located in Georgia under certain conditions. Such legislation has had the effect of increasing competition among financial institutions in the Bank's market area and in the State of Georgia generally. Establishment of de novo bank branches in Georgia by out-of-state financial institutions is not permitted under Georgia law.

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

     As a national bank, the Bank is subject to the supervision of the OCC and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, a national bank situated in the State of Georgia must obtain the prior approval of the Georgia Banking Department before establishing any branch offices or bank facilities. The Bank is also subject to Georgia banking and usury laws restricting the amount of interest that it may charge in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of the Company, is subject to restrictions under federal law when dealing with the Company and other affiliates. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

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

     Gramm-Leach-Bliley

     The Gramm-Leach-Bliley Act, enacted on November 12, 1999, eliminates the barriers erected by the 1933 Glass-Steagall Act and amends the Bank Holding Company Act of 1956 and the Securities Exchange Act of 1934, among other statutes. The Gramm-Leach-Bliley Act allows for the affiliation of banking, securities and insurance activities in new financial services organizations. A dominant theme of the Gramm-Leach-Bliley Act is the functional regulation of financial services, with the primary regulator of the Company being the agency that traditionally regulates the activity in which the Company wishes to engage. For example, the Securities and Exchange Commission will regulate bank securities transactions, and the various banking regulators will oversee banking activities.

     The Gramm-Leach-Bliley Act permits the Company to engage in activities that are "financial in nature." Such activities include security and insurance underwriting, investment banking, and limited merchant banking investing in commercial and industrial companies. To be eligible for such activities, the Company must qualify as a FHC and file a declaration as a FHC with the Federal Reserve. To qualify as a FHC, the Company must be "well-capitalized," "well managed" and have at least a satisfactory rating under the Community Reinvestment Act. Further, the Company, if it elects FHC status, can pursue additional activities that are incidental or complementary in nature to a financial activity, or which the Federal Reserve subsequently determines to be financial in nature. The Gramm-Leach-Bliley Act also allows the Bank, with OCC approval, to control or hold an interest in a "financial subsidiary" which may engage in, among other things, the activities specified in the Gramm-Leach-Bliley Act as being financial in nature. However, a financial subsidiary is not permitted to engage in activities such as insurance underwriting or annuity issuance, real estate development, investment activities, or merchant banking activities. In addition, any financial subsidiary of the Bank would generally be treated as an affiliate of the Bank, rather than as a subsidiary, for purposes of affiliate transaction restrictions of the Federal Reserve Act.

     It is expected that the Gramm-Leach-Bliley Act will facilitate further consolidation in the financial services industry on both a national and international basis, and will cause existing bank holding companies to restructure their existing activities in order to take advantage of the new powers granted and comply with their attendant requirements and conditions.

     Capital Adequacy Requirements

     Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the OCC. The Federal Reserve Board and the OCC have issued risk-based capital guidelines for bank holding companies and banks that make regulatory capital requirements more sensitive to differences in the risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, on a consolidated basis with the banks owned by the holding company, as well as to state member banks. The OCC's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the risk level of a particular asset, it is assigned to a risk category.

     For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages, provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are then added together to determine total risk-weighted assets. At December 31, 2000, the Company's total risk-based capital and tier-one risk-based capital ratios were 10.6% and 9.3%, respectively.

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

     The OCC's guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a bank's risk-based capital ratio. However, certain intangible assets that meet specified criteria ("qualifying intangibles") are retained as a part of Tier 1 capital. The OCC has modified the list of qualifying intangibles, currently including only purchased credit card relationships and mortgage and non-mortgage servicing assets, whether originated or purchased and excluding any interest-only strips receivable related thereto. The OCC has amended its guidelines to increase the limitation on such qualifying intangibles from 50% to 100% of Tier 1 capital, of which no more than 25% may consist of purchased credit card relationships and non-mortgage servicing assets.

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

     The OCC, the Federal Reserve Board and the FDIC have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                      Total Risk-Based    Tier 1 Risk-Based        Tier 1
                                       Capital Ratio        Capital Ratio      Leverage Ratio
                                      ----------------    -----------------    --------------
Well capitalized/(1)/                      >=10%                >=6%               >=5%
Adequately Capitalized/(1)/                >= 8%                >=4%               >=4%/(2)/
Undercapitalized/(4)/                       < 8%                 <4%                <4%/(3)/
Significantly Undercapitalized/(4)/         < 6%                 <3%                <3%
Critically Undercapitalized                  --                  --                <=2%/(5)/

----------
/(1)/ An institution must meet all three minimums.
/(2)/ >= 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
/(3)/ < 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
/(4)/ An institution falls into this category if it is below the specified capital level for any of the three capital measures.
/(5)/ Ratio of tangible equity to total assets.

     In addition, the Federal Reserve Board, the OCC and the FDIC have adopted regulations, pursuant to the FDICA, defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Both the capital standards and the safety and soundness standards that the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

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

Item 2. Description of Property
------  -----------------------

Facilities

     The Bank's headquarters is located at 1000 Georgia Highway 138 in Conyers, Georgia. The building contains a boardroom conference facility, a loan operations area, and an area for the Bank's bookkeeping operations. The Bank operates a small branch office located at 1600 Georgia Highway 20, in Conyers, Georgia. This branch facility is located on approximately 1.2 acres of land. This facility contains a safe, one office, three teller stations, and two drive-in windows. In November 2001, the Bank opened a third branch at a leased facility located at 9100 Covington By-Pass, Covington, Newton County, Georgia. The Bank purchased property at this location in the third quarter of 2001. In order to conduct business, the Bank has leased a temporary facility for 18 months and plans to have a permanent facility constructed by the end of the current lease. The temporary facility is an 1,800 square feet modular building and houses seven employees. In order to house its expanding operations area, the Bank leases office space at Suite 100, 329 Gees Mill Business Parkway, Conyers, Georgia, and has moved its Operations Department to that location.

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

Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

     No matter was submitted during the fourth quarter ended December 31, 2001 to a vote of security holders of the Company.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
------  --------------------------------------------------------

A.   Market Information

     During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

B.   Holders of Common Stock

     As of March 25, 2002, the number of holders of record of the Company's Common Stock was 621.

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

     The Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the OCC. Pursuant to 12 U.S.C. ss. 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits (retained earnings) is further limited by 12 U.S.C. ss. 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than one-tenth of the Bank's net income of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. ss. 60(b), the approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

Item 6. Management's Discussion and Analysis or Plan of Operation
------  ---------------------------------------------------------

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, related notes and statistical information included herein.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     For the year ended December 31, 2001, assets increased and earnings before income taxes improved, however earnings after taxes declined from $840,047 at December 31, 2000 to $785,834 at December 31, 2001. Basic earnings per common share decreased by $.09 from $1.24 at December 31, 2000 to $1.15 at December 31, 2001. Total assets increased by 59.3% from $67,265,036 at December 31, 2000 to $107,412,440 at December 31, 2001. Net loans increased from $50,691,223 at December 31, 2000, to $72,905,199 at December 31, 2001 due to strong loan demand coupled with a focused marketing effort. Net charge-offs for 2001 were $19,342 compared to $22,707 in 2000. At December 31, 2001, the Bank's allowance for loan loss reserve ratio was 1.46% of total loans, a decrease from 1.52% at December 31, 2000.

     Deposits increased for the same period by $41,147,393 or 74.1%, from $55,513,669 in 2000 to $96,661,061 at December 31, 2001. The increase was primarily attributable to marketing efforts. The Bank's investment portfolio increased $832,725, or 8.0%, from $10,413,138 in 2000 to $11,245,863 in 2001, a result of the purchase of bonds and an increase in the market value of the bond portfolio.

     The Bank's loan to deposit ratio was 75.4% at December 31, 2001, compared to 91.3% at December 31, 2000. Pre-tax earnings increased significantly in 2001 because of higher levels of average earning assets, from $59.6 million in 2000 to $80.2 million in 2001. Increased earning assets help offset a decline in the net interest margin that resulted from changes in the current economic environment during 2001. Net interest income increased by $701,575, or 23.4%, from $3,003,380 in 2000 to $3,704,955 in 2001. Non-interest expense increased by 25.1% from $2,460,456 for 2000 to $3,077,874 for 2001. This increase was the result of an increase in personnel expenses and other overhead expenses used to grow the Bank. In addition, the change of the name of the Company and the additional branch in Newton County increased expenses during the second half of the year. Non-interest income increased by $316,958 from $548,323 for 2000 to $865,281 for 2001. This increase was due to the increased volume of deposit accounts, higher mortgage origination fees, and a gain on the sale of bonds.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     For the year ended December 31, 2000, assets increased and earnings improved. Total assets increased by 11.5% from $60,319,214 at December 31, 1999 to $67,265,036 at December 31, 2000. Net loans increased from $40,884,119 at December 31, 1999, to $50,691,223 at December 31, 2000 due to strong loan demand coupled with a focused marketing effort. Net charge-offs for 2000 were $22,707 compared to $25,000 in 1999. At December 31, 2000, the Bank's allowance for loan losses ratio was 1.52% of total loans, an increase from 1.28% at December 31, 1999.

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

     Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the years indicated.

                                                          Year Ended                   Year Ended
                                                       December 31, 2001            December 31, 2000
                                                       -----------------            -----------------
                                                        (In thousands)                (In thousands)
                                                 ---------------------------   ---------------------------
                                                 Average   Interest   Yield/   Average   Interest   Yield/
                                                 -------   --------   ------   -------   --------   ------
                                                 Balance   Income/     Cost    Balance   Income/     Cost
                                                 -------   -------     ----    -------   -------     -----
                                                           Expense                       Expense
                                                           -------                       -------
Interest-bearing deposits.....................   $   100    $    4     4.37%   $   161   $   11      6.66%
Federal funds sold............................     6,389       227     3.56%     4,391      274      6.24%
Securities....................................    11,503       601     5.22%    10,523      647      6.15%
Loans, net....................................    62,159     5,811     9.35%    44,511    4,522     10.16%
                                                 -------    ------             -------   ------
          Total earning assets................   $80,151    $6,643     8.29%   $59,586   $5,454      9.15%
                                                 =======    ======     ====    =======   ======     =====

Interest bearing deposits.....................   $64,292    $2,764     4.30%   $47,011   $2,286      4.86%
Other borrowings..............................     2,509       174     6.92%     2,534      165      6.51%
                                                 -------    ------                       ------
          Total interest-bearing liabilities..   $66,801    $2,938     4.40%   $49,545   $2,451      4.95%
                                                 =======    ======     ====    =======   ======     =====

Net spread on earning assets..................                         3.89%                         4.20%
                                                                       ====                         =====

     Net spread on earning assets for the years ended December 31, 2001 and 2000 were 3.89% and 4.20%, respectively. Falling interest rates affected the Bank's net spread on earning assets as assets repriced faster than liabilities. However, increased volume, especially in loans, helped offset the downward pressure on the net interest margin, resulting in an increase in net interest income from $3,003,380 for the year ended December 31, 2000 to $3,704,955 for the year ended December 31, 2001. Net interest income increased from $2,051,408 for the year ended December 31, 1999 to $3,003,380 for the year ended December 31, 2000. This increase was primarily attributable to higher loan volume.

Non-Interest Income

     Non-interest income for the year ended December 31, 2001 and December 31, 2000 amounted to $865,281 and $548,323, respectively. As a percentage of average assets, non-interest income increased from 0.83% in 2000 to 0.99% in 2001. The increase in non-interest income during 2001 is attributable to the increase in service charges on deposit accounts which is attributable to an increase in the number of deposit accounts, as well higher transactional volume, higher mortgage origination fees, and a gain on the sale of investment securities.

     Mortgage origination fees increased during 2001 as the Bank began directly managing the product line for the first time. Prior to 2001 the Bank earned fees through referrals resulting in closed loans. The Bank also experienced unprecedented mortgage loan demand as mortgage rates reached 40 year lows during 2001.

     The following table summarizes the major components of non-interest income for the years ended December 31, 2001 and December 31, 2000.

                                              Year Ended December 31,
                                                2001          2000
                                              --------      --------
Service fees on deposit accounts...........   $606,518      $424,415
Mortgage origination fees..................    159,051        32,683
Miscellaneous, other.......................     99,712        91,225
                                              --------      --------
     Total non-interest income.............   $865,281      $548,323
                                              ========      ========


Non-Interest Expense

     Non-interest expense increased from $2,460,456 during 2000 to $3,077,873 in 2001. As a percentage of total average assets, non-interest expense decreased from 3.71% to 3.51%. Management attributes this decrease in the ratio of non-interest expense to average assets to increased coverage of overhead expenses from earning assets and an expense control initiative continued in 2001. Below are the components of non-interest expense for the years ended December 31, 2001 and 2000.

                                                       Year Ended          Year Ended
                                                    December 31, 2001   December 31, 2000
                                                    -----------------   -----------------
Salaries and other compensation..................      $1,324,468          $  980,236
Employee benefits................................         252,978             213,831
Net occupancy and equipment expense..............         489,216             377,761
Professional and other outside services..........         177,089             185,302
Other expense....................................         834,123             703,326
                                                       ----------          ----------
     Total non-interest expense..................      $3,077,874          $2,460,456
                                                       ==========          ==========

     During 2001, the allowance for loan losses grew from $783,386 at December 31, 2000 to $1,059,635 at December 31, 2001. During 2001, the allowance for loan losses as a percent of gross loans decreased from 1.52% to 1.46%. There were $46,185 in gross charge-offs during 2000 and $36,266 in charge-offs during 2001. As of December 31, 2001, management considers the allowance for loan losses to be adequate. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

     The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 2001 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity. In addition, call provisions in the bond portfolio and loan prepayments may affect actual maturities.

                                                    After        After
                                                    Three         six         After
                                       Within       Months       months      one year     After
                                       Three      but within   but within   but within    five
                                       months     six months    one year    five years    years     Total
                                      ---------   ----------   ----------   ----------   -------   -------
                                                               (Dollars in thousands)
EARNINGS ASSETS
---------------
   Interest Bearing Deposits ......   $      27    $     --    $      --      $    --    $    --   $    27
   Loans, before deferred fees ....      31,177       6,400        6,578       28,526      1,373   $74,054

   Investment Portfolio ...........         355          --        1,358        6,414      3,474   $11,601
   Federal funds sold .............      13,245          --           --           --         --   $13,245
                                      ---------    --------    ---------      -------    -------   -------
     Total  earning assets ........   $  44,804    $  6,400    $   7,936      $34,940    $ 4,847   $98,927

SUPPORTING SOURCE OF FUNDS
--------------------------
   Interest-bearing demand
     Deposits and savings  ........   $  40,115    $     --    $      --      $    --    $    --   $40,115
   Certificates, less than $100M ..       7,316       6,075       10,008        8,810         --   $32,209
   Certificates, $100M and over ...       3,144       1,358        2,307        2,844         --   $ 9,653
   FHLB Advance ...................          --          --           --        2,500         --   $ 2,500
                                      ---------    --------    ---------      -------    -------   -------
   Total interest-bearing
     Liabilities ..................   $  50,575    $  7,433    $  12,315      $14,154    $    --   $84,477
   Interest-sensitivity gap .......    ($ 5,771)    ($1,033)    ($ 4,379)     $20,786    $ 4,847   $14,450
   Cumulative interest-
     Sensitivity gap ..............    ($ 5,771)    ($6,804)    ($11,183)     $ 9,603    $14,449   $14,450
   Interest-sensitivity gap ratio..        0.89        0.86         0.64         2.47        N/A      1.17
   Cumulative interest-
     Sensitivity gap ratio ........        0.89        0.88         0.84         1.11        N/A      1.17

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

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $41.1 million during 2001 and by $3.3 million in 2000. Below are the pertinent liquidity balances and ratios for the years ended December 31, 2001 and December 31, 2000.

                                                   Year Ended           Year Ended
                                                December 31, 2001   December 31, 2000
                                                -----------------   -----------------
Cash and cash equivalents....................     $18,050,304          $ 2,045,665
Securities...................................      11,600,931           10,768,206
CDs over $100,000 to total deposits ratio....              10%                  13%
Loan to deposit ratio........................              75%                  91%
Brokered deposits............................               0                    0

     At December 31, 2001, large denomination certificates of deposit accounted for 10% of total deposits. Large denomination certificates of deposit are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination certificates and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination certificates may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Rockdale County, Georgia, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Rockdale County, as outside depositors are more likely to be interest rate sensitive.

     Cash and cash equivalents are the primary source of liquidity. At December 31, 2001, cash and cash equivalents amounted to $18 million, representing 16.8% of total assets. Securities available for sale provide a secondary source of liquidity. Approximately $740 thousand of the $11.2 million in the Bank's bond portfolio is scheduled to mature, or subject to call, in 2002.

     Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2001, the Company had no brokered deposits in its portfolio.

     Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way in the foreseeable future.

Capital Adequacy

     There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

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

     For additional information regarding regulatory capital ratios, refer to
Note 10 of the Consolidated Financial Statements.

Item 7. Financial Statements
------  --------------------

The following consolidated financial statements are filed with this report:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets--December 31, 2001 and 2000

Consolidated Statements of Earnings--Years Ended December 31, 2001, 2000, and
1999

Consolidated Statements of Comprehensive Income--Years Ended December 31, 2001, 2000, and 1999

Consolidated Statements of Changes in Stockholders' Equity--Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows--Years Ended December 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Liberty National Bancshares, Inc.
Conyers, Georgia

We have audited the accompanying consolidated balance sheet of Liberty National Bancshares, Inc. and subsidiary as of December 31, 2001 and the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for 2000 and 1999 were audited by other auditors whose report dated January 18, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty National Bancshares, Inc. and subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                           /s/ PORTER KEADLE MOORE, LLP

Atlanta, Georgia
February 28, 2002

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000


                                     Assets
                                     ------                                            2001           2000
                                                                                       ----           ----
Cash and due from banks                                                            $  4,805,299       2,015,665
Federal funds sold                                                                   13,245,005          30,000
                                                                                   ------------   -------------

            Cash and cash equivalents                                                18,050,304       2,045,665

Investment securities available for sale                                             11,245,863      10,413,138
Other investments                                                                       355,068         355,068
Loans, net                                                                           72,905,199      50,691,223
Premises and equipment, net                                                           3,831,826       2,924,215
Accrued interest receivable                                                             506,542         517,161
Other assets                                                                            517,638         318,566
                                                                                   ------------     -----------

                                                                                   $107,412,440      67,265,036
                                                                                   ============      ==========
                        Liabilities and Stockholders' Equity
                        ------------------------------------
Deposits:
     Demand                                                                        $ 14,683,964      11,834,426
     Interest-bearing demand                                                         37,206,928      18,807,903
     Savings                                                                          2,908,078       2,238,877
     Time                                                                            41,862,091      22,632,463
                                                                                   ------------      ----------

            Total deposits                                                           96,661,061      55,513,669

Federal funds purchased                                                                       -       2,500,000
Accrued interest payable and other liabilities                                          381,744         218,901
FHLB advances                                                                         2,500,000       2,500,000
                                                                                   ------------      ----------


            Total liabilities                                                        99,542,805      60,732,570
                                                                                   ------------      ----------

Commitments

Stockholders' equity:
     Common stock, $1 par value; authorized 10,000,000
         shares; 706,188 and 676,188 issued and outstanding                             706,188         676,188
     Additional paid-in capital                                                       6,471,196       6,051,196
     Accumulated earnings (deficit)                                                     668,876        (116,958)
     Accumulated other comprehensive income (loss)                                       23,375         (77,960)
                                                                                   ------------      ----------

            Total stockholders' equity                                                7,869,635       6,532,466
                                                                                   ------------      ----------

                                                                                   $107,412,440      67,265,036
                                                                                   ============      ==========



See accompanying notes to consolidated financial statements.

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

                       Consolidated Statements of Earnings

              For the Years Ended December 31, 2001, 2000 and 1999

                                                                                          2001          2000            1999
                                                                                          ----          ----            ----
Interest income:
     Interest and fees on loans                                                        $5,810,944     4,522,319      2,704,717
     Interest on federal funds sold                                                       227,408       274,156        578,974
     Interest on U.S. Treasuries and Government agencies securities                       508,581       620,201         58,132
     Interest on state, county and municipal securities                                    69,389         2,971              -
     Other investment income                                                               26,507        34,288        132,437
                                                                                       ----------     ---------      ---------
             Total interest income                                                      6,642,829     5,453,935      3,474,260
                                                                                       ----------     ---------      ---------

Interest expense:
     Interest-bearing demand                                                              654,840       888,296        555,940
     Savings                                                                               41,813        35,392         23,858
     Time                                                                               2,067,526     1,361,909        796,635
     Other                                                                                173,695       164,958         46,419
                                                                                       ----------     ---------      ---------
             Total interest expense                                                     2,937,874     2,450,555      1,422,852
                                                                                       ----------    ----------     ----------

             Net interest income                                                        3,704,955     3,003,380      2,051,408

Provision for loan losses                                                                 295,140       275,519        361,443
                                                                                       ----------     ---------      ---------

             Net interest income after provision for loan losses                        3,409,815     2,727,861      1,689,965
                                                                                       ----------     ---------      ---------

Other income:
     Service charges on deposit accounts                                                  606,518       424,415        250,748
     Investment securities gains (losses)                                                  25,808        (4,372)         2,046
     Other income                                                                         232,955       128,280         70,671
                                                                                       ----------     --------       ---------
            Total other income                                                            865,281       548,323        323,465
                                                                                       ----------     ---------      ---------

Other expenses:
     Salaries and other compensation                                                    1,324,468       980,236        732,148
     Employee benefits                                                                    252,978       213,831        150,823
     Net occupancy and equipment expense                                                  489,216       377,761        322,100
     Professional and other outside services                                              177,089       185,302        160,019
     Other expense                                                                        834,123       703,326        552,313
                                                                                       ----------     ---------      ---------
             Total other expenses                                                       3,077,874     2,460,456      1,917,403
                                                                                       ----------     ---------      ---------

             Earnings before income taxes                                               1,197,222       815,728         96,027
Income tax (expense) benefit                                                             (411,388)       24,319              -
                                                                                       ----------     ---------      ---------
             Net earnings                                                              $  785,834       840,047         96,027
                                                                                       ==========     =========      =========

Net earnings per common share:

     Basic earnings per common share                                                   $     1.15          1.24            .14
                                                                                       ==========     ==========     =========
     Diluted earnings per common share                                                 $     1.11          1.22            .14
                                                                                       ==========     ==========     =========

See accompanying notes to consolidated financial statements.

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

                 Consolidated Statements of Comprehensive Income

              For the Years Ended December 31, 2001, 2000 and 1999

                                                                                       2001        2000         1999
                                                                                       ----        ----         ----
Net earnings                                                                        $785,834      840,047      96,027

Other comprehensive income (loss):
  Unrealized holding gains (losses) on investment securities
     available for sale arising during period                                        179,346      416,013    (557,567)
  Reclassification adjustment for (gains) losses on investment
     securities available for sale                                                   (25,808)       4,372      (2,046)
                                                                                    --------      -------     -------

              Total other comprehensive income (loss)
                before tax                                                           153,538      420,385    (559,613)
                                                                                    --------      -------     -------

Income taxes related to other comprehensive income:
  Unrealized holding gains (losses) on investment securities available
     for sale arising during period                                                  (60,977)    (141,445)    189,572
  Reclassification adjustment for gains (losses) on investment
     securities available for sale                                                     8,774       (1,486)        696
                                                                                    --------     --------     -------

              Total income taxes related to other comprehensive
                income (loss)                                                        (52,203)    (142,931)    190,268

              Total other comprehensive (loss) income, net of tax                    101,335      277,454    (369,345)
                                                                                    --------     --------     -------


              Total comprehensive income (loss)                                     $887,169    1,117,501    (273,318)
                                                                                    ========    =========     =======

See accompanying notes to consolidated financial statements.

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

           Consolidated Statements of Changes in Stockholders' Equity

              For the Years Ended December 31, 2001, 2000 and 1999



                                                                          Retained       Accumulated
                                                           Additional     Earnings          Other
                                             Common         Paid-in     (Accumulated    Comprehensive
                                             Stock          Capital       Deficit)      Income (Loss)     Total
                                            ---------      ----------   ------------    -------------   ---------
Balance at December 31, 1998                 $676,188       6,051,196     (1,053,032)       13,931      5,688,283

Net earnings                                        -               -         96,027             -         96,027

Change in comprehensive income                      -               -              -      (369,345)      (369,345)
                                             --------       ---------     ----------      --------      ---------

Balance at December 31, 1999                  676,188       6,051,196       (957,005)     (355,414)     5,414,965

Net earnings                                        -               -        840,047             -        840,047

Change in comprehensive income                      -               -              -       277,454        277,454
                                             --------       ---------     ----------      --------      ---------

Balance at December 31, 2000                  676,188       6,051,196       (116,958)      (77,960)     6,532,466

Net earnings                                        -               -        785,834             -        785,834

Sale of common stock                           30,000         420,000              -             -        450,000

Change in comprehensive income                      -               -              -       101,335        101,335
                                             --------       ---------     ----------      --------      ---------

Balance at December 31, 2001                 $706,188       6,471,196        668,876        23,375      7,869,635
                                             ========       =========     ==========      ========      =========




See accompanying notes to consolidated financial statements.

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2001, 2000 and 1999

                                                                                        2001           2000            1999
                                                                                   ------------    -----------     -----------
Cash flows from operating activities:
    Net earnings                                                                   $    785,834        840,047          96,027
    Adjustments to reconcile net loss to net cash used by
      operating  activities:
        Net amortization of premium/discounts in investment securities                   44,686         10,537          67,778
        Net (gains) losses on sales and calls of investment securities
          available for sale                                                            (25,808)         4,372          (2,046)
        Depreciation of premises and equipment                                          231,583        216,535         177,046
        Provision for loan losses                                                       295,140        275,519         361,443
        Deferred income tax benefit                                                     (99,717)      (209,672)              -
        Gain on sale of other real estate                                                     -        (30,636)            (50)
        Decrease (increase) in deferred loan fees                                        (6,107)        10,131         (63,557)
        Increase in accrued interest receivable                                          10,619       (110,916)       (158,672)
        Increase in accrued interest payable                                             20,575          9,687          46,517
        Change in other assets and other liabilities                                     (9,289)       187,501        (414,447)
                                                                                   ------------    -----------     -----------
                  Net cash provided (used) by operating activities                    1,247,516      1,203,105         110,039
                                                                                   ------------    -----------     -----------
Cash flows from investing activities:
    Purchases of investment securities available for sale                           (12,660,556)      (938,353)     (3,317,658)
    Purchases of other investments                                                            -        (50,068)       (398,100)
    Maturities of investment securities available for sale                               87,522         10,056         109,583
    Sales of investment securities available for sale                                 2,424,938        495,625         486,080
    Calls of investment securities available for sale                                 9,450,000        500,000       1,815,442
    Calls of other investments                                                                -              -         273,100
    Net change in loans                                                             (22,502,979)   (10,092,754)    (25,239,996)
    Purchases of premises and equipment                                              (1,139,194)       (21,332)     (1,371,996)
    Proceeds from sale of other real estate                                                   -        319,086               -
    Proceeds from sale of premises and equipment                                              -              -           2,540
                                                                                   ------------    -----------     -----------
                  Net cash used by investing activities                             (24,340,269)    (9,777,740)    (27,641,005)
                                                                                   ------------    -----------     -----------
Cash flows from financing activities:
    Net change in demand and savings deposits                                        21,917,764      3,415,177       7,864,505
    Net change in time deposits                                                      19,229,628       (134,336)     16,066,736
    Proceeds from other borrowings                                                            -              -       2,500,000
    Proceeds of common stock sales                                                      450,000              -               -
    Net change in Federal funds purchased                                            (2,500,000)     2,500,000               -
                                                                                   ------------    -----------     -----------
                  Net cash provided by financing activities                          39,097,392      5,780,841      26,431,241
                                                                                   ------------    -----------     -----------
Net change in cash and cash equivalents                                              16,004,639     (2,793,794)     (1,099,725)

Cash and cash equivalents at beginning of period                                      2,045,665      4,839,459       5,939,184
                                                                                   ------------    -----------     -----------
Cash and cash equivalents at end of period                                         $ 18,050,304      2,045,665       4,839,459
                                                                                   ============    ===========     ===========
Supplemental disclosures of cash flow information and noncash investing activities:
    Cash paid for interest                                                         $  2,917,299      2,440,868       1,376,335
    Income taxes                                                                   $    400,089        258,538               -


See accompanying notes to consolidated financial statements.

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements

 (1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Nature of Operations

       Liberty National Bancshares, Inc. (the "Company), formerly known as Rockdale National Bancshares, Inc. provides a full range of banking services to individual and corporate customers through its bank subsidiary, Liberty National Bank (the "Bank"), formerly known as Rockdale National Bank, located in Conyers, (Rockdale County) Georgia. The Bank has two offices in Conyers (Rockdale County), Georgia, and one office in Covington, (Newton County) Georgia and conducts its banking activities primarily in Rockdale County and surrounding counties. The Company and its subsidiary are subject to the regulations of certain government agencies and, therefore, undergo periodic examinations by those regulatory authorities.

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

       Basis of Presentation

       The accounting principles followed by the Bank and the methods of applying these principles conform with accounting principles generally accepted in the United States of America ("GAAP") and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

       Investment Securities

       The Bank classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Bank has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2001 and 2000, all securities were classified as available for sale.

       Available for sale securities are recorded at fair value. Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of stockholders' equity. The unrealized holding gains or losses included in the separate component of stockholders' equity for securities transferred from available for sale to held to maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

       A decline in the market value of any available for sale or held to maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

       Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

       Other Investments

       Other investments include equity securities with no readily determined fair value. These investments are carried at cost.

       Loans, Loan Fees and Interest Income on Loans

       Loans are stated at the principal amount outstanding, net of the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

       Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest is doubtful. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans. Generally, payments on nonaccrual loans are applied to principal.

       Loan fees, net of certain origination costs, are deferred and amortized over the lives of the respective loans.

       Allowance for Loan Losses

       The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. The allowance represents an amount, which in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

       Management's judgment in determining the adequacy of the allowance is based on evaluations of the probability of collection of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans.

       Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such regulators may require additions to the allowance based on their judgments of information available to them at the time of their examination.

       Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.

       Premises and Equipment

       Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related asset. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs which do not improve or extend the useful life of the respective asset is charged to income as incurred, whereas significant renewals and improvements are capitalized. The range of estimated useful lives for premises and equipment are:

              Leasehold improvements           1 year
              Buildings                        40 years
              Equipment and furniture          3-10 years

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

       Income Taxes

       The Bank uses the liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Additionally, this method requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

       In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Bank's assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

       Statement of Cash Flows

       For purposes of reporting cash flows, the Bank includes cash on hand, due from banks and federal funds sold as cash and cash equivalents.

       Net Earnings Per Share

       Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share includes the effects of potential common shares outstanding during the period. The average market price during the year is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999, is as follows:

                                                                        Average
                                                         Net             Shares          Per Share
                                                       Earnings        Outstanding         Amount
                                                     -----------     --------------     -----------

       For the year ended December 31, 2001:
         Net earnings - basic                         $785,834           684,243          $1.15
                                                                                          =====
         Effect of dilutive stock options                    -            22,250
                                                      --------           -------
         Net earnings - diluted                       $785,834           706,493          $1.11
                                                      ========           =======          =====
       For the year ended December 31, 2000:
         Net earnings - basic                         $840,047           676,188          $1.24
                                                                                          =====
         Effect of dilutive stock options                   -             13,151
                                                      --------           -------
         Net earnings - diluted                       $840,047           689,339          $1.22
                                                      ========           -------          =====
       For the year ended December 31, 1999:
         Net earnings - basic                         $ 96,027           676,188          $ .14
                                                                                          =====
         Effect of dilutive stock options                   -             11,318
                                                      --------           -------
         Net earnings - diluted                       $ 96,027           687,506          $ .14
                                                      ========           =======          =====

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

(2)    INVESTMENT SECURITIES

       Securities available for sale at December 31, 2001 and 2000, are as follows:

                                                                            December 31, 2001
                                                    -----------------------------------------------------------------
                                                                          Gross             Gross          Estimated
                                                      Amortized        Unrealized         Unrealized          Fair
                                                         Cost             Gains             Losses           Value
                                                    ------------       -----------       ------------      ----------

             U.S. Government agencies                $ 8,289,741          149,877           105,123         8,334,495
             State and municipal                       2,150,968            3,263            12,220         2,142,011
             Mortgage backed securities                  769,736            5,905             6,284           769,357
                                                     -----------          -------           -------        ----------
                                                     $11,210,445          159,045           123,627        11,245,863
                                                     ===========          =======           =======        ==========

                                                                             December 31, 2000
                                                    -----------------------------------------------------------------
                                                                          Gross             Gross          Estimated
                                                      Amortized        Unrealized         Unrealized          Fair
                                                         Cost             Gains             Losses           Value
                                                    ------------       ----------        ------------      ----------

             U.S. Government agencies                $ 9,666,416          8,839            103,586          9,571,669
             State and municipal                         533,782              -             10,808            522,974
             Mortgage backed securities                  331,060              -             12,565            318,495
                                                    ------------          -----            -------         ----------
                                                     $10,531,258          8,839            126,959         10,413,138
                                                    ============          =====            =======         ==========

       Other investments consist of Federal Reserve Bank of Atlanta stock, Federal Home Loan Bank of Atlanta stock and the Bankers Bank stock.

       The amortized cost and estimated market value of investment securities available for sale at December 31, 2001, by contractual maturity, are shown as follows. Expected maturities will differ from contractual maturities because borrowers my have the right to call or prepay obligations without call or prepayment penalties.

                                                                                        Amortized      Estimated
                                                                                           Cost        Fair Value
                                                                                        ----------     ----------

                       Due in one year or less                                         $   738,188        740,175
                       Due after one year through five years                             6,666,626      6,755,873
                       Due after five years through ten years                            1,250,000      1,206,287
                       Greater than ten years                                            1,785,895      1,774,171
                       Mortgage backed securities                                          769,736        769,357
                                                                                       -----------     ----------
                                                                                       $11,210,445     11,245,863
                                                                                       ===========     ==========


       The following summarizes investment securities sales activities for the years ended December 31, 2001, 2000 and 1999:

                                                                                    2001         2000       1999
                                                                                    ----         ----       ----
         Proceeds from sales of securities                                        $2,424,938     495,625    486,080
                                                                                  ==========     =======    =======
         Gross gains on sales of securities                                           25,808           -      2,046
         Gross losses on sales of securities                                               -      (4,372)         -
                                                                                  ----------     -------    -------
                Net gains (losses) on sales of securities                         $   25,808      (4,372)     2,046
                                                                                  ==========     =======    =======

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

       Securities with a carrying value of approximately $5,015,000 and $9,879,000 at December 31, 2001 and 2000, respectively were pledged to secure public deposits and for other purposes.

(3)    LOANS

       Major classifications of loans at December 31, 2001 and 2000, are summarized as follows:

                                                                     2001            2000
                                                                     ----            ----
        Commercial                                               $ 8,261,859       6,458,671
        Loans secured by real estate:
          Construction                                            16,365,071      16,188,218
          Individual mortgage                                      8,520,477       6,886,301
          Commercial mortgage                                     37,202,361      18,450,434
        Installment and simple interest                            3,704,269       3,574,531
                                                                 -----------      ----------

                                                                  74,054,037      51,558,155
        Less:
          Net deferred loan fees                                      89,203          83,096
          Allowance for loan losses                                1,059,635         783,836
                                                                 -----------      ----------

        Net loans                                                $72,905,199      50,691,223
                                                                 ===========      ==========


       The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Rockdale County and other surrounding Georgia counties. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

       At December 31, 2001, 2000 and 1999, the Bank had no non-accrual loans or loans that were considered impaired.

       The following is a summary of transactions in the allowance for loan losses:


                                                               2001        2000        1999
                                                               ----        ----        ----
         Balance, beginning of year                        $  783,836     531,024     194,581
         Provision charged to expense                         295,140     275,519     361,443
         Loans charged off                                    (36,266)    (46,185)    (25,000)
         Recoveries of loans previously charged off            16,925      23,478           -
                                                           ----------     -------     -------

         Balance, end of year                              $1,059,635     783,836     531,024
                                                           ==========     =======     =======


(4)    PREMISES AND EQUIPMENT

       Premises and equipment at December 31, 2001 and 2000, are summarized as follows:

                                                                      2001             2000
                                                                      ----             ----
         Land and improvements                                     $1,694,849          960,114
         Buildings and improvements                                 1,638,684        1,625,532
         Furniture, fixtures and equipment                          1,190,006          842,520
         Leasehold improvements                                        41,754                -
                                                                   ----------        ---------
                                                                    4,565,293        3,428,166
         Less:  Accumulated depreciation and amortization             733,467          503,951
                                                                   ----------        ---------
                                                                   $3,831,826        2,924,215
                                                                   ==========        =========

Depreciation expense and leasehold amortization was $231,583, $216,535 and $177,046 for the years ended December 31, 2001, 2000 and 1999, respectively.

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

(5)    DEPOSITS

       The aggregate amount of time deposits, each with a minimum denomination of $100,000, was approximately $9,653,000 and $7,135,000 at December 31,
       2001 and 2000, respectively.

       At December 31, 2001, the scheduled maturities of time deposits are as follows:

                  2002                                 $30,205,933
                  2003                                   8,258,756
                  2004                                   2,982,455
                  2005                                     184,619
                  2006 and thereafter                      230,328
                                                       -----------
                                                       $41,862,091
                                                       ===========

(6)    LONG-TERM BORROWINGS

       At December 31, 2001 and 2000, the Bank had two advances outstanding totaling $2,500,000 from the Federal Home Loan Bank of Atlanta (the "FHLB"). The Bank has pledged approximately $2,799,000 in U.S. Government securities as collateral for the advances. One of the advances totaling $1,250,000 matures on March 3, 2005, bears interest at a fixed rate of 6.9% per annum, and provides the FHLB the option beginning March 3, 2003 to convert these advances into a three-month LIBOR-based floating rate advance. The other advance totaling $1,250,000 matures on March 22, 2005, bears interest at a fixed rate of 6.6% per annum, and provides the FHLB the option beginning March 22, 2002 to convert these advances into a three-month LIBOR-based floating rate advance. Both advances were obtained in 2000. If the FHLB elects not to convert the advances, then the Bank may elect to terminate in whole these transactions on any payment date with the payment of a prepayment fee to the FHLB. If the FHLB elects to convert the advances, the Bank may elect to terminate the transactions without payment of a prepayment fee on any subsequent date. As of December 31, 2001, no advances had been converted as described above.

(7)    Employee Benefit Plans

       The Bank has a contributory 401(k) employee profit sharing plan, subject to certain minimum age and service requirements. Under the provisions of the plan, employees may contribute from 1 to 15 percent of their salaries, up to the legal contribution limit, and the Bank matches 50 percent of each employees' contributions, up to a maximum of 6 percent. Bank matching contributions vest 20 percent each year for the first five years of employment. After five years of employment, all previous and subsequent contributions vest 100%. Amounts expensed in the years ended December 31, 2001, 2000 and 1999, as a result of the Bank's contributions to the plan, totaled approximately $33,800, $16,700 and $6,000, respectively.

(8)    INCOME TAXES

       The components of income tax expense (benefit) for the years ended December 31, 2001 and 2000 are as follows:

                                         2001          2000
                                         ----          ----
                  Current              $511,105       185,353
                  Deferred              (99,717)     (209,672)
                                       --------      --------
                                       $411,388       (24,319)
                                       ========      ========

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

       The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                                                                         2001          2000         1999
                                                                       --------      --------      -------
                  Pretax income at statutory rates                     $407,055       277,348       32,649
                  Add (deduct):
                    Decrease in valuation allowance                           -      (328,272)     (38,140)
                    Nondeductible expenses                                8,082         3,244        5,491
                    Tax exempt income                                   (23,929)            -            -
                    State income taxes and other                         20,180        23,361            -
                                                                       --------      --------      -------
                           Income taxes (benefit)                      $411,388       (24,319)           -
                                                                       ========      ========      =======

       The following summarizes the tax effects of temporary differences comprising the net deferred tax asset:

                                                                                       2001         2000
                                                                                     --------     --------
       Deferred income tax assets:
         Allowance for loan losses                                                   $384,856      282,789
         Unrealized loss in investment securities available for sale                        -       40,162
         Deferred loan fees and other                                                  40,649       31,543
                                                                                     --------     --------
             Total deferred income tax assets                                         425,505      354,494
                                                                                     ========     ========
       Deferred income tax liabilities:
         Unrealized gain on investment securities available for sale                  (12,040)           -
         Accumulated depreciation                                                    (116,117)    (104,661)
                                                                                     --------     --------
             Total deferred income tax liabilities                                   (128,157)    (104,661)
                                                                                     --------     --------
             Net deferred income tax asset                                           $297,348      249,833
                                                                                     ========     ========

(9)    RELATED PARTY TRANSACTIONS

       The Bank conducts transactions with directors and officers, including companies in which they have beneficial interest, in the normal course of business. It is the Bank's policy to comply with Federal regulations that require that loan and deposit transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable loans and deposits to other persons.

       The Bank had deposits for related parties totaling approximately $4,136,000 at December 31, 2001. Additionally, the following table summarizes related party loan activity during 2001:

                Beginning balance                    $ 3,184,188
                New loans                              3,480,100
                Repayments                            (1,523,388)
                                                     -----------
                Ending balance                       $ 5,140,900
                                                     ===========

       During 2001, the Bank made payments of approximately $360,000 to the business interests of a director as contractor for land improvements and site preparation for a new branch bank.

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

(10)   Regulatory Matters

       The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, the Company and the Bank met all capital adequacy requirements to which they are subject.

       As of December 31, 2001 and 2000, the most recent notification from the bank regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

       The consolidated and bank only actual capital amounts and ratios for 2001 and 2000 are presented in the following table (in thousands).

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                             For Capital          Prompt Corrective
                                                       Actual             Adequacy Purposes       Action Provisions
                                                 -----------------       ------------------       ------------------
                                                 Amount      Ratio       Amount       Ratio       Amount       Ratio
                                                 ------      -----       ------       -----       ------       -----
    As of December 31, 2001
    Total Risk-Based Capital (to Risk-
     Weighted Assets):
       Consolidated                              $8,900      10.6%       6,747        8.00%         N/A          N/A
       Bank                                      $8,439      10.0%       6,723        8.00%       8,403        10.00%
    Tier I Capital (to Risk-Weighted Assets):
       Consolidated                              $7,846       9.3%       3,373        4.00%         N/A          N/A
       Bank                                      $7,388       8.8%       3,361        4.00%       5,042         6.00%
    Tier I Capital (to Average Assets):
       Consolidated                              $7,846       8.9%       3,508        4.00%         N/A          N/A
       Bank                                      $7,388       7.6%       3,914        4.00%       4,892         5.00%

    As of December 31, 2000
    Total Risk-Based Capital (to Risk-
     Weighted Assets):
       Consolidated                              $7,289      13.5%       4,335        8.00%         N/A          N/A
       Bank                                      $6,846      12.7%       4,325        8.00%       5,407        10.00%
    Tier I Capital (to Risk-Weighted Assets):
       Consolidated                              $6,610      12.2%       2,167        4.00%         N/A          N/A
       Bank                                      $6,169      11.4%       2,163        4.00%       3,244         6.00%
    Tier I Capital (to Average Assets):
       Consolidated                              $6,610      10.0%       2,652        4.00%         N/A          N/A
       Bank                                      $6,169       9.4%       2,635        4.00%       3,294         5.00%

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

(10)   REGULATORY MATTERS, continued

       Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. The amount of dividends the Bank may pay in 2002 without prior approval is limited to the retained earnings of the Bank which amounted to approximately $938,000.

(11)   STOCK OPTIONS

       The Company maintains a stock option plan, which allows for a total of 100,000 common stock options to be granted to members of the Board of Directors. The exercise price for each option shall be the average market price of a share of stock on the date of grant.

       Options outstanding and activity for the years ended December 31 under this plan, consisted of the following:

                                         2001                        2000                         1999
                                -----------------------      -----------------------      -----------------------
                                          Weighted Avg.                Weighted Avg.                Weighted Avg.
                                Shares   Exercise Price      Shares   Exercise Price      Shares   Exercise Price
                                ------   --------------      ------   --------------      ------   --------------
      Beginning of period       48,500       $10.27          44,000       $10.09          40,000       $10.00
      Granted                    4,500        12.50           4,500        12.00           4,000        11.00
      Exercised                      -            -               -            -               -            -
      Cancelled                      -            -               -            -               -            -
                                ------                       ------                       ------
      End of period             53,000       $10.46          48,500       $10.27          44,000       $10.09
                                ======       ======          ======       ======          ======       ======

       At December 31, 2001, these options had a weighted-average remaining contractual life of 7.5 years and all option shares under this plan were exercisable at prices ranging from $10.00 to $12.50.

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

       The exercise price for options granted as either an incentive stock option or as a nonqualified stock option must be equal to 100 percent of the market price on the day the option is granted, as determined by the Board of Directors. The exercise price under an incentive stock option granted to a person owning stock representing more than 10 percent of the Company's common stock must equal at least 110 percent of the fair market value at the date of the grant, but in no case less than par value, and such option is not exercisable until five years from the date the incentive stock option is granted.

       Options outstanding and activity for the years ended December 31 under this plan, consisted of the following:

                                         2001                        2000                         1999
                                -----------------------      -----------------------      -----------------------
                                          Weighted Avg.                Weighted Avg.                Weighted Avg.
                                Shares   Exercise Price      Shares   Exercise Price      Shares   Exercise Price
                                ------   --------------      ------   --------------      ------   --------------
      Beginning of period       35,114       $10.90          23,774       $10.33          22,129       $10.00
      Granted                    2,000        12.75          11,515        12.10           7,436        11.11
      Exercised                      -            -               -            -               -            -
      Cancelled                   (250)       10.90            (175)       10.97          (5,791)       10.08
                                ------                       ------                       ------
      End of period             36,864       $11.00          35,114       $10.90          23,774       $10.33
                                ======       ======          ======       ======          ======       ======

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

(11)   STOCK OPTIONS, continued

       At December 31, 2001, the options had a weighted average remaining contractual life of 7.5 years and there were 24,852 shares exercisable at prices ranging from $10.00 to $13.00.

       Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," encourages, but does not require, entities to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. The Company has chosen not to adopt the cost recognition principles of this statement and accounts for stock options under Accounting Principles Board Opinion No. 25 and its related interpretations. Had compensation costs been determined based upon the fair value of the options at the grant dates consistent with the method of SFAS No. 123, net earnings would have reflected the proforma amounts below:

                                                              2001            2000              1999
                                                            --------         -------           ------
              Net income:
                  As reported                               $785,834         840,047           96,027
                  Proforma                                   763,434         788,564           54,515

              Basic earnings per common share:
                  As reported                                   1.15            1.24              .14
                  Proforma                                      1.12            1.17              .08

              Diluted earnings per common share:
                  As reported                                   1.11            1.22              .14
                  Proforma                                      1.08            1.14              .08

       The fair value of the options on the grant date using the Black-Scholes pricing model, no dividend yield and an expected life of 10 years and other information used to estimate the fair value is as follows:

                                                              2001            2000              1999
                                                            --------      -------------     -------------
              Weighted fair value of options at the
                grant date                                   $4.85            5.72              4.67
              Risk-free interest rates                           5%       6.04% - 6.70%     4.63% - 5.55%
              Volatility                                         0%            25%               15%

(12)   Commitments and Contingencies

       The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These consolidated financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

       The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

       Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2001 and 2000, commitments to extend credit totaled $15,295,000 and $14,779,000, respectively. The Bank's experience has been that approximately 65 percent of loan commitments are drawn upon by customers.

       The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's credit evaluation of the other party. Collateral held varies but may include: accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties on those commitments for which collateral is deemed necessary.

       Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. The Bank holds collateral supporting these commitments as deemed necessary. At December 31, 2001 and 2000, commitments under standby letters of credit totaled approximately $22,900 and $44,900, respectively.

       The Company has an employment agreement with the President and Chief Executive Officer of the Bank. The employment agreement expires February 21, 2003. The arrangement provides for an annual base salary, plus medical insurance premiums, and such other benefits which are generally made available to other senior executives of the Company and the Bank. In the event of a change in control of the Company, the officer will be paid a lump sum distribution equal to three times his annual compensation, including bonuses.

(13)   SUPPLEMENTAL FINANCIAL DATA

       Components of other non-interest expenses in excess of one percent of total interest and other income for any of the respective years are as follows:

                                              2001          2000         1999
                                              ----          ----         ----
         Supplies and forms                 $ 83,985        55,531       59,588
         Telecommunication                  $ 54,085        34,750       38,939
         Data processing expense            $236,891       187,871      149,540

(14)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

         Cash and Cash Equivalents
         -------------------------
         For cash, due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

         Investment Securities
         ---------------------
         Fair values for investment securities are based on quoted market prices.

         Other Investments
         -----------------
         The carrying value of other investments approximates fair value.

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

(14)   FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

         Loans
         -----
         The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

         Deposits
         --------
         The fair value of demand deposits, savings accounts, NOW accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using current rates at which comparable certificates would be issued.

         Accrued Interest
         ----------------
         The carrying value of accrued interest receivable and payable approximates fair value.

         FHLB Advances
         -------------
         The fair value of the FHLB borrowings are estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.

         Commitments to Extend Credit and Standby Letters of Credit
         ----------------------------------------------------------
         Because commitments to extend credit and standby letters of credit are made using variable rates, or were recently executed, the contract value is a reasonable estimate of fair value.

         Limitations
         -----------
         Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

         Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

       The carrying amount and estimated fair values of the Company's financial instruments at December 31, 2001 and 2000 are as follows:


                                                               2001                          2000
                                                   ----------------------------      --------------------------
                                                    Carrying         Estimated        Carrying       Estimated
                                                     Amount          Fair Value        Amount        Fair Value
                                                   -----------       ----------      ----------     -----------
       Assets:
         Cash and cash equivalents                 $18,050,034       18,050,034       2,045,665      2,045,665
         Investment securities available for sale  $11,245,863       11,245,863      10,413,138     10,413,138
         Other investments                         $   355,068          355,068         355,068        355,068
         Loans                                     $72,905,199       73,153,437      50,691,223     50,261,745
         Accrued interest receivable               $   506,542          506,542         517,161        517,161

       Liabilities:
         Deposits                                  $96,661,061       97,621,468      55,513,669     55,663,324
         Accrued interest payable                  $    96,533           96,533          75,958         75,958
         FHLB advances                             $ 2,500,000        2,845,808       2,500,000      2,572,925

       Unrecognized financial instruments:
         Commitments to extend credit              $         -       15,295,000               -     14,779,000



                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

(15)   CONDENSED FINANCIAL INFORMATION OF LIBERTY NATIONAL BANCSHARES, INC.

                                 Balance Sheets

                           December 31, 2001 and 2000

                                                                                2001              2000
                                                                             ----------        ----------
                                                 Assets
                                                 ------
      Cash                                                                   $    9,031            16,676
      Federal funds sold                                                         25,000            30,000
      Investment in subsidiary                                                7,406,254         6,097,189
      Investment securities available for sale                                  408,500           390,976
      Other assets                                                               39,448            26,403
                                                                             ----------         ---------
                                                                             $7,888,233         6,561,244
                                                                             ==========         =========
                                    Liabilities and Stockholders' Equity
                                    ------------------------------------
      Accounts payable                                                       $   18,599            28,777
      Stockholders' equity                                                    7,869,634         6,532,467
                                                                             ----------         ---------
                                                                             $7,888,233         6,561,244
                                                                             ==========         =========

                             Statements of Earnings

              For the Years Ended December 31, 2001, 2000 and 1999

                                                                               2001          2000         1999
                                                                             --------      -------      -------
     Income:
        Investment securities available for sale                             $ 21,791       22,461       21,739
        Federal funds sold                                                      1,509        1,172        2,844
        Dividends from subsidiary                                              50,000       50,000            -
                                                                             --------      -------      -------
                                                                               73,300       73,633       24,583
                                                                             --------      -------      -------
      Other operating expenses:
        Legal and accounting fees                                              45,170       75,169       60,935
        Other professional fees                                                15,611       11,663       21,126
        Other expense                                                          17,129        5,497        2,032
                                                                             --------      -------      -------
                                                                               77,910       92,329       84,093
                                                                             --------      -------      -------
        Loss before income taxes and equity in undistributed
          earnings (loss) of bank subsidiary                                   (4,610)     (18,696)     (59,510)

      Income tax benefit                                                       21,146            -            -
                                                                             --------      -------      -------
        Earnings (loss) before equity in undistributed earnings of
          bank subsidiary                                                      16,536      (18,696)     (59,510)

      Equity in undistributed earnings of bank subsidiary                     769,298      858,743      155,537
                                                                             --------      -------      -------
        Net earnings                                                         $785,834      840,047       96,027
                                                                             ========      =======     ========

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

(15) CONDENSED FINANCIAL INFORMATION OF LIBERTY NATIONAL BANCSHARES, INC., continued

                            Statements of Cash Flows

              For the Years Ended December 31, 2001, 2000 and 1999




                                                                              2001            2000         1999
                                                                            ---------       --------     --------
  Cash flows from operating activities:
       Net earnings                                                         $ 785,834        840,047       96,027
       Adjustments to reconcile net earnings
         to net cash provided (used) by operating activities:
           Equity in undistributed earnings of bank subsidiary               (769,298)      (858,743)    (155,537)
           Accretion of discount on investment securities                           -          2,209         (139)
           Increase (decrease) in accounts payable                            (10,177)        22,506        6,271
           Change in other assets and liabilities, net                        (19,004)        (3,068)           -
                                                                            ---------       --------     --------
       Net cash provided (used) by operating activities                       (12,645)         2,951      (53,378)
                                                                            ---------       --------     --------

  Cash flows from investing activities consisting of contributions
       to subsidiary                                                         (450,000)             -            -
                                                                            ---------       --------     --------

  Cash flows from financing activities consisting of proceeds from
       sale of stock                                                          450,000              -            -
                                                                            ---------       --------     --------

  Net change in cash                                                          (12,645)         2,951      (53,378)
  Cash and cash equivalents at beginning of the period                         46,676         43,725       97,103
                                                                            ---------       --------     --------
  Cash and cash equivalents at end of the period                            $  34,031         46,676       43,725
                                                                            =========       ========     ========



Item 8. Changes in and Disagreements with Accountants on Accounting and
------  ----------------------------------------------------------------
        Financial Disclosure.
        --------------------

     On March 30, 2001, the Company dismissed its independent auditors, BDO Seidman, LLP, and on the same date authorized the engagement of Porter Keadle Moore, LLP as its independent auditors for the fiscal year ended December 31, 2001. Each of these actions was approved by the Audit Committee and the Board of Directors of the Company.

     BDO Seidman, LLP audited the financial statements for the Company for the fiscal year ended December 31, 2000 and for the fiscal year ended December 31, 1999. Neither of the audit reports of BDO Seidman, LLP for those years contained any adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

     Except as described herein, in connection with the audits for the fiscal years ended December 31, 2000 and 1999 and for the unaudited interim period through March 30, 2001, there were no disagreements with BDO Seidman, LLP on any matter of accounting principle or practice, financial statement disclosure, or audit procedure or scope which disagreement, if not resolved to the satisfaction of BDO Seidman, LLP would have caused it to make reference to the subject matter of the disagreement in its report.

     Further, prior to the engagement of Porter Keadle Moore, LLP, neither the Company or any of its representatives sought the advice of Porter Keadle Moore, LLP regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements, which advice was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

     In connection with the audit of the fiscal year ended December 31, 2000 and for the unaudited interim period through March 30, BDO Seidman, LLP did not advise the Company that:

     (i) internal controls necessary for the Company to develop reliable financial statements did not exist;

     (ii) information had come to its attention that led it to no longer be able to rely on management's representations, or that made it unwilling to be associated with the financial statements prepared by management;

there existed a need to expand significantly the scope of its audit, or that information had come to the attention of BDO Seidman, LLP, that if further investigated may materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements).

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
------  ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        --------------------------------------

     The information relating to directors and executive officers of the Company contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held on May 15, 2002 is incorporated herein by reference.

Item 10. Executive Compensation
-------  ----------------------

     The information relating to executive compensation contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held on May 15, 2002 is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-------  --------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held on May 15, 2002 is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions
-------  ----------------------------------------------

     The information relating to related party transactions contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held on May 15, 2002 is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K
-------  --------------------------------

     (a) Exhibits. The following exhibits are filed with or incorporated by
         --------
reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from the Company's: (i) Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 333-24435 (referred to as "SB-2"); Annual Report on Form 10-KSB for the year ended December 31, 1998 ("1998 10-KSB"); and Annual Report on Form 10-KSB for the year ended December 31, 2000 ("2000 10-KSB"). The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit No.       Description of Exhibit
-----------       ----------------------------------

*3.1    -        Amended and Restated Articles of Incorporation of the Company (SB-2)

*3.2    -        Bylaws of the Company (SB-2)

*4.1    -        Specimen Common Stock Certificate (SB-2)

*10.1   -        Employment  Agreement dated April 25, 2000,  between the Company,  the Bank and
                 William L. Daniel (2000 10-KSB).

*10.4   -        Rockdale National Bancshares, Inc. Stock Option Plan (1998 10-KSB)

*10.5   -        Rockdale National Bancshares,  Inc. Non-Management Directors' Stock Option Plan
                 (1998 10-KSB)

21.1    -        Subsidiaries of the Registrant

     (b) Reports on Form 8-K. No reports on Form 8-K were required to be filed
         -------------------
for the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LIBERTY NATIONAL BANCSHARES, INC.


Dated:  March 26, 2002              By:    /s/ William L. Daniel
                                           -------------------------------------
                                           William L. Daniel
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Dated: March 26, 2002               By:    /s/ Jesse R. Cheatham, Jr
                                           -------------------------------------
                                           Jesse R. Cheatham, Jr
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            Signature                                       Title                                 Date
            ---------                                       -----                                 ----


/s/ Michael P.Jones                                Chairman and Director                      March 26, 2002
-----------------------------------
Michael P. Jones


/s/ William L. Daniel                       President and Chief Executive Officer             March 26, 2002
-----------------------------------                      and Director
William L. Daniel


/s/ William R. Walker                     Senior Lender and Executive Vice President          March 26, 2002
-----------------------------------                      and Director
William R. Walker


/s/ C. Dean Alford                                  Secretary and Director                    March 26, 2002
-----------------------------------
C. Dean Alford


/s/ Troy A. Athon                                          Director                           March 26, 2002
-----------------------------------
Troy A. Athon


/s/ Johnny L. Capes                                        Director                           March 26, 2002
-----------------------------------
Johnny L. Capes


/s/ Hazel E. Durden                                        Director                           March 26, 2002
-----------------------------------
Hazel E. Durden


/s/ Julia W. Morgan                               Vice Chairman and Director                  March 26, 2002
-----------------------------------
Julia W. Morgan


/s/ R. Flynn Nance                                         Director                           March 26, 2002
-----------------------------------
R. Flynn Nance, D.V.M.


/s/ Michael R. Potts                                       Director                           March 26, 2002
-----------------------------------
Michael R. Potts


/s/ Arthur J. Torsiglieri                                 Director                            March 26, 2002
-----------------------------------
Arthur J. Torsiglieri, Jr., M.D.


/s/ John A. Fountain                                      Director                           March 26, 2002
-----------------------------------
John A. Fountain, M.D.

                                  EXHIBIT INDEX
                                  -------------

 Exhibit
   No.           Description
--------         --------------------------

  21.1           Subsidiaries of Registrant