Form 10QSB
period 2002-03-31
LIBERTY NATIONAL BANCSHARES INC
filed 2002-05-10
CIK 1036757

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
     March 31, 2002                                              0-24113


                        LIBERTY NATIONAL BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Georgia                                          58-2292563
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

P.O. Box 82030, Conyers, Georgia                                     30013
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

               Yes   X                            No _____
                   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Common Stock, $1.00 Par Value                           709,500
---------------------------------------------    -------------------------------
                  Class                           Outstanding as of May 9, 2002

Transitional Small Business Disclosure Format:

               Yes                                No   X
                   -----                             -----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
------- --------------------

                LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheet

                                 March 31, 2002
                                   (Unaudited)

                                     Assets
                                     ------
Cash and due from banks                                                   $  3,898,933
Federal funds sold                                                           5,411,000
                                                                          ------------
        Cash and cash equivalents                                            9,309,933

Investment securities available for sale                                    11,162,795
Other investments                                                              358,068
Loans, net of allowance for loan losses of $1,161,167                       79,550,005
Premises and equipment, net                                                  3,800,892
Accrued interest receivable                                                    539,839
Other assets                                                                   529,158
                                                                          ------------

        Total assets                                                      $105,250,690
                                                                          ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Deposits:
  Noninterest-bearing demand                                              $ 16,114,845
  Interest-bearing demand and money market                                  33,193,997
  Savings                                                                    2,604,373
  Time deposits of $100,000 or more                                         11,001,550
  Other time deposits                                                       31,169,665
                                                                          ------------

        Total deposits                                                      94,084,430

Accrued interest payable                                                        94,366
Other liabilities                                                              156,775
FHLB advances                                                                2,500,000
Other borrowings                                                               500,000
                                                                          ------------
        Total liabilities                                                   97,335,571
                                                                          ------------

Stockholders' equity:
Common stock, $1.00 par value; 10,000,000 shares authorized
  706,188 shares issued and outstanding                                        706,188
Surplus                                                                      6,471,196
Retained earnings                                                              729,077
Unrealized gain on investment securities available for sale, net of tax          8,658
                                                                          ------------

        Total stockholders' equity                                           7,915,119
                                                                          ------------

        Total liabilities and stockholders' equity                        $105,250,690
                                                                          ============

See accompanying notes to unaudited consolidated financial statements.

                LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                       Consolidated Statements of Earnings

               For the Three Months Ended March 31, 2002 and 2001

                                   (Unaudited)

                                                                2002      2001
                                                                ----      ----
Interest and dividend income:
  Loans, including fees                                     $1,497,853 1,386,013
  Investment securities:
    Taxable                                                    110,698   149,200
    Non-taxable                                                 15,739    11,561
  Federal funds sold                                            23,790    66,448
                                                            ---------- ---------

      Total interest income                                  1,648,080 1,613,222
                                                            ---------- ---------
Interest expense:
  Deposits                                                     613,430   695,473
  Federal Home Loan Bank advances                               42,188    42,188
  Federal funds purchased                                            -     3,228
                                                            ---------- ---------

      Total interest expense                                   655,618   740,889
                                                            ---------- ---------

      Net interest income                                      992,462   872,333

Provision for loan losses                                      120,050    71,461
                                                            ---------- ---------

      Net interest income after provision for loan losses      872,412   800,872
                                                            ---------- ---------

Other income:
  Service charges on deposit accounts                          176,750   125,682
  Other income                                                  73,125    36,336
                                                            ---------- ---------

      Total other income                                       249,875   162,018
                                                            ---------- ---------

Other expenses:
  Salaries and employee benefits                               489,379   344,434
  Net occupancy and equipment expense                          155,520   105,292
  Professional and other outside services                      122,290    83,919
  Other                                                        253,307   127,872
                                                            ---------- ---------

      Total other expenses                                   1,020,496   661,517
                                                            ---------- ---------

      Earnings before income tax expense                       101,791   301,373

Income tax expense                                              41,590   103,573
                                                            ---------- ---------

      Net earnings                                          $   60,201   197,800
                                                            ========== =========

Basic earnings per share                                    $      .09      0.29
                                                            ========== =========

Diluted earnings per share                                  $      .08      0.29
                                                            ========== =========

See accompanying notes to unaudited consolidated financial statements.

                LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

               For the Three Months Ended March 31, 2002 and 2001

                                   (Unaudited)

                                                                                2002             2001
                                                                                ----             ----

Cash flows from operating activities:
  Net earnings                                                              $     60,201         197,800

  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Net depreciation, amortization and accretion                                  79,556          60,326
    Provision for loan losses                                                    120,050          71,461
    Net change in other assets and other liabilities                            (170,833)       (120,929)
                                                                              ----------      ----------

        Net cash provided by operating activities                                 88,974         208,658
                                                                              ----------      ----------

Cash flows from investing activities:
  Purchases of investment securities available for sale                                -      (7,228,896)
  Calls of investment securities available for sale                                    -       6,586,729
  Maturities and paydowns of investment securities available for sale             45,789          55,642
  Loans originated, net of principal repayments                               (6,764,856)     (7,776,528)
  Purchases of premises and equipment                                            (33,647)        (94,003)
                                                                              ----------      ----------

        Net cash used by investing activities                                 (6,752,714)     (8,457,056)
                                                                              ----------      ----------

Cash flows from financing activities:
  Change in deposits                                                          (2,576,631)     14,761,262
  Increase in other borrowings                                                   500,000               -
  Change in federal funds purchased                                                    -      (2,500,000)
                                                                              ----------      ----------

        Net cash provided (used) by financing activities                      (2,076,631)     12,261,262
                                                                              ----------      ----------

Net change in cash and cash equivalents                                       (8,740,371)      4,012,864

Cash and cash equivalents, beginning of period                                18,050,304       2,045,665
                                                                              ----------      ----------

Cash and cash equivalents, end of period                                    $  9,309,933       6,058,529
                                                                              ==========      ==========
Supplemental disclosure of cash flow information:
  Cash paid for interest expense                                            $    659,174         718,925
  Income taxes paid                                                         $      4,900               -

See accompanying notes to unaudited consolidated financial statements.

                LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income

               For the Three Months Ended March 31, 2002 and 2001

                                   (Unaudited)

                                                                                     2002        2001
                                                                                     ----        ----
Net earnings                                                                      $ 60,201     197,800

Other comprehensive income consisting of:
  Unrealized holding gains (losses) on investment securities available for sale
     arising during the period, net of income taxes of $7,587 and $58,249          (14,717)     95,038
                                                                                    ------     -------

        Total comprehensive income                                                $ 45,484     292,838
                                                                                    ======     =======

See accompanying notes to unaudited consolidated financial statements.

                LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                 March 31, 2002

                                   (Unaudited)

(1)  Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

(2)  Earnings Per Share
     Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share include the effects of potential common shares outstanding during the period. The average market price during the period is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic income per share and diluted income per share for the three-month periods ended March 31, 2002 and 2001, is as follows:

                                                            Average        Per
                                                 Net        Shares        Share
                                                Income    Outstanding    Amount
                                                ------    -----------    ------
     For the period ended March 31, 2002:
     Net income - basic                      $   60,201     706,188      $   .09
                                                                         =======
     Effect of dilutive stock options                 -      25,880
                                                -------     -------
     Net income - diluted                    $   60,201     732,068      $   .08
                                                =======     =======      =======

 For the period ended March 31, 2001:
     Net income - basic                      $  197,800     676,188      $   .29
                                                                         =======
     Effect of dilutive stock options                 -      13,123
                                                -------     -------
     Net income - diluted                    $  197,800     689,311      $   .29
                                                =======     =======      =======

(3)  Other Borrowings
     In March 2002, the Company entered into a credit facility with a correspondent bank that provides for borrowings up to $2,500,000. The credit facility bears interest at the prime interest rate less 1/2% payable quarterly and matures on March 31, 2004. At maturity, the Company has the option to amortize the balance over ten years. Borrowings under the facility are collateralized by the stock of Liberty National Bank, the Company's bank subsidiary. The Company is subject to certain covenants that include minimum tangible capital levels and capital ratios, return on asset ratios, non-performing assets limits, and allowance for loan loss levels. At March 31, 2002, borrowings under this credit facility were $500,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

Financial Condition
-------------------

     The Company's operations are conducted through its sole subsidiary, Liberty National Bank (the "Bank"). Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Company's financial condition are discussed in detail below.

     Total assets decreased by approximately $2,161,000 from $107,412,000 at December 31, 2001 to $105,251,000 at March 31, 2002. Net loans increased by $6,645,000 from $72,905,000 at December 31, 2001 to $79,550,000 at March 31,
2002. Federal Funds sold decreased by $7,834,000 from $13,245,000 at December 31, 2001 to $5,411,000 at March 31, 2002. Investment securities decreased $83,000 from $11,246,000 at December 31, 2001 to $11,163,000 at March 31, 2002.

     Deposits decreased by $2,577,000 from $96,661,000 at December 31, 2001 to $94,084,000 at March 31, 2002. Noninterest bearing deposits increased by $1,431,000 from $14,684,000 at December 31, 2001 to $16,115,000 at March 31,
2002. Interest bearing demand deposits and money market accounts decreased by $4,013,000 to $33,194,000 at March 31, 2002. Certificates of deposits and IRA's decreased $2,599,000 from $44,771,000 at December 31, 2001 to $42,171,000 at
March 31, 2002, primarily due to management's decision to allow some wholesale funding time deposits obtained through deposit brokers to mature. It is management's opinion that the Bank maintains competitive deposit rates while exercising prudent strategies in competing with local financial institutions.

     At March 31, 2002, the Bank's equity to asset ratio was 7.52%, an increase from 7.32% at December 31, 2001. The Bank's net loans to deposit ratio increased from 75% at December 31, 2001 to 84% at March 31, 2002. Approximately 45% of the Bank's deposits were in IRAs and certificates of deposit at March 31, 2002. At December 31, 2001, IRAs and certificates of deposit were 46% of total deposits.

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

     At December 31, 2001, the allowance for loan losses amounted to $1,059,635. By March 31, 2002, the allowance had increased to $1,161,167. The allowance for loan losses, as a percentage of total gross loans, increased from 1.43% at December 31, 2001 to 1.45% of total gross loans at March 31, 2002. The Bank had no loans 90 or more days past due, no nonaccrual loans, and no other real estate owned at March 31, 2002 or December 31, 2001. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Liquidity and Sources of Capital
--------------------------------

     Liquidity is the Bank's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The financial statements, as of March 31, 2002, evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $9.3 million, representing 9% of total assets. Investment securities amounted to $11.2 million, representing 11% of total assets as of March 31, 2002. Investment securities provide a secondary source of liquidity for the Bank since they can be converted into cash in a timely manner. The Bank's ability to maintain and expand its deposit base and borrowing capabilities is an additional source of liquidity. The Bank maintains federal funds lines totaling $5,000,000 with three regional banks in an effort to support short-term liquidity. The Bank is a member of the Federal Home Loan Bank and is eligible to apply for term advances. Management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demands.

     Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

     The table below illustrates the Bank's and the Company's regulatory capital ratios at March 31, 2002:

                                                                     Minimum
                                                    March 31,       regulatory
Consolidated                                          2002          requirement
------------                                       -------------  --------------

        Tier 1 Capital                                  8.90%           4.0%
        Tier 2 Capital                                  1.25%             -%
                                                   -------------  --------------
                 Total risk-based capital ratio        10.15%           8.0%
                                                   =============  ==============
        Leverage ratio                                  7.77%           4.0%
                                                   =============  ==============
Bank
----
        Tier 1 Capital                                  8.97%           4.0%
        Tier 2 Capital                                  1.25%             -%
                                                   -------------  --------------
                 Total risk-based capital ratio        10.22%           8.0%
                                                   =============  ==============
        Leverage ratio                                  7.85%           4.0%
                                                   =============  ==============

     The Company and the Bank currently meet the regulatory criteria to be classified as "well capitalized" under the banking regulations.

     In March 2002, the Company entered into a credit facility with a correspondent bank that provides for borrowings up to $2,500,000. These borrowings bear interest at the prime interest rate less 1/2%, payable quarterly and matures on March 31, 2004. The Company borrowed $500,000 under this arrangement and used those funds to contribute capital to the Bank. Further information about the arrangement is provided in the notes to the consolidated financial statements.

Results Of Operations
---------------------

     Net earnings for the three-month period ended March 31, 2002, amounted to $60,201 or $.08 per diluted share, compared to $197,800, or $0.29 per diluted share, for the three-month period ended March 31, 2001.

     At March 31, 2002, the Company is behind management's year-to-date plan for net earnings by $110,000 and for total average assets by $8,300,000, although loan growth is on budget. Management instituted certain expense reduction measures in March 2002 that it believes will result in improvements in net earnings during the second quarter of 2002.

     Net interest income represents the difference between interest earned on interest bearing assets and interest paid on interest bearing liabilities. Net interest income increased by $120,129, or 13.8%, from $872,333 for the three months ended March 31, 2001, to $992,462 for the three months ended March 31, 2002. Net yield on interest earning assets decreased to 4.27% for the first quarter of 2002, compared to 4.97% for the first quarter of 2001. Increased loan volume has offset a decline in the interest margin that has resulted from the declining general interest rate environment. The higher loan volume has been funded primarily through a decrease in federal funds sold.

     Other income for the three-month period ended March 31, 2002, amounted to $249,875 compared to $162,018 for the same period in 2001, a 54% increase. Of this increase, $51,000 related to an increase in service charges due primarily to account volume. Additionally, mortgage loan origination income increased $31,776 or 141% in the three months ended March 31, 2002, compared to the same period of 2001 due to greater volume in loan applications.

     Operating expenses for the three-month period ended March 31, 2002, amounted to $1,020,496, compared to $661,517 for the same period in 2001, an increase of $358,979 or 54%. These increases resulted from an increase of salaries and employee benefits of $144,945 due primarily to increased staffing levels needed to accommodate growth and the opening of a new branch in Covington, Georgia in November 2001. Occupancy expense increased $50,228 due to the new Covington branch and to the expense of the facility used to house the operations and financial departments of the Bank. Professional and outside services increased $38,371 or 46% due primarily to a $22,000 increase in outsourced data processing expense. Changes in other operating expense for the three months ended March 31, 2002, compared to the same period of 2001 are as follows:

                                        2002        2001       Change   % Change
                                        ----        ----       ------   --------
        Office supplies and forms    $  34,942   $  16,272   $  18,670      115%
        Telecommunications              23,993       7,465      16,528      221%
        Postage and freight             27,231      13,327      13,904      104%
        Advertising and promotions      14,092       3,080      11,012      357%
        Debit card expense              45,983      19,719      26,264      133%
        Other operating losses          12,533         750      11,783    1,571%
        Miscellaneous                   94,533      67,259      27,274       41%
                                       -------     -------     -------
                                     $ 253,307   $ 127,872   $ 125,435       98%
                                       =======     =======     =======    =====

     Most of the above expenses increased primarily due to the opening and operation of two new locations, an increased customer base with more accounts, and a change in the Company's name. Debit card expenses increased due to a change in pricing by the vendor associated with lost or stolen debit cards. Other operating losses increased due to a branch bank robbery, increased overdraft losses and a large teller outage.

     The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations. The most current regulatory examination was as of January 31, 2001.

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

        Part II.  Other Information

Item 1. Legal Proceedings
-------------------------

        None

Item 2. Change in Securities
----------------------------

        None

Item 3. Defaults Upon Senior Securities
---------------------------------------

        None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

        None

Item 5. Other Information
-------------------------

        None

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

        (a)   Exhibits.  The following exhibit is filed with this report.

              Exhibit No.    Description
              -----------    -----------

                   10.2 Employment Agreement, dated January 2, 2002, by and among the Company, the Bank and William R. Walker, II.

        (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 2002.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               By: /s/ William L. Daniel
                  --------------------------------------------------------------
                   William L. Daniel, President and Chief Executive Officer (Principal Executive Officer)


               Date: May 10, 2002



               By: /s/ Jesse R. Cheatham
                  --------------------------------------------------------------
                   Jesse R. Cheatham, Chief Financial Officer
                   (Principal Financial and Accounting Officer)

               Date: May 10, 2002

                                  Exhibit Index
                                  -------------

Exhibit No.    Description
-----------    -----------

10.2 Employment Agreement, dated January 2, 2002, by and among the Company, the Bank and William R. Walker, II.