Form 10QSB
period 2002-06-30
LIBERTY NATIONAL BANCSHARES INC
filed 2002-08-13
CIK 1036757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                             to

Commission file number 0-24113

Liberty National Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-2292563
(State of Incorporation)	(I.R.S. Employer Identification No.)

P.O. Box 82030	30013
Conyers, Georgia	(Zip Code)
(Address of principal executive offices)

770-785-7880
(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒     NO ☐

Common stock, par value $1.00 per share: 709,500 shares outstanding as of August 8, 2002 (provided, however, that pursuant to a previously declared 2-for-1 stock split, and a subsequent amendment to the Amended and Restated Articles of Incorporation, as of August 15, 2002, 1,419,000 shares of common stock, $.50 par value per share, will be outstanding).

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheet

June 30, 2002
(Unaudited)

Assets
Cash and due from banks	$4,342,268
Federal funds sold	8,751,000

Cash and cash equivalents	13,093,268
Investment securities available for sale	11,138,789
Other investments	368,568
Loans, (net of allowance for loan losses of $1,236,848)	81,354,952
Premises and equipment, net	3,744,151
Other assets	960,129

Total assets	$110,659,857

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$16,106,252
Interest-bearing demand	30,189,958
Savings	2,397,480
Time	50,070,675

Total deposits	98,764,365
Notes Payable	800,000
Accrued interest payable and other liabilities	307,401
FHLB advances	2,500,000

Total liabilities	102,371,766

Stockholders’ equity: Common stock, $.50 par value; authorized 10,000,000 shares; 1,419,000 shares issued and outstanding	709,500
Additional paid-in capital	6,502,828
Retained earnings	990,533
Accumulated other comprehensive income	85,230

Total stockholders’ equity	8,288,091

Total liabilities and stockholders’ equity	$110,659,857

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months and the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	Three Months Ended		Six Months Ended
	2002	2001	2002	2001
Interest and dividend income:
Loans	$1,593,004	1,446,853	3,090,857	2,832,866
Investment securities:
Taxable	111,601	130,625	222,299	277,841
Tax exempt	20,119	20,566	35,858	32,127
Federal funds sold	21,990	48,718	45,780	115,166
Interest on deposit with other banks	394	1,836	394	3,820

Total interest income	1,747,108	1,648,598	3,395,188	3,261,820

Interest expense:
Deposits	603,277	687,787	1,216,707	1,383,260
Federal Home Loan Bank advances	42,885	42,656	85,073	84,844
Notes payable	6,646	—	6,646	—
Federal funds purchased	—	82	—	3,310

Total interest expense	652,808	730,525	1,308,426	1,471,414

Net interest income	1,094,300	918,073	2,086,762	1,790,406
Provision for loan losses	87,068	126,581	207,118	198,042

Net interest income after provision for loan losses	1,007,232	791,492	1,879,644	1,592,364

Other operating income:
Service charges on deposit accounts	274,623	152,734	451,373	278,416
Securities gains	2,024	—	2,024	—
Other operating income	60,980	54,874	134,105	91,210

Total other operating income	337,627	207,608	587,502	369,626

Other operating expense:
Salaries and other personnel expense	490,013	341,843	979,392	686,277
Net occupancy and equipment expense	150,736	100,706	306,256	205,998
Other operating expense	337,106	252,244	712,703	464,035

Total other operating expense	977,855	694,793	1,998,351	1,356,310

Earnings before income taxes	367,004	304,307	468,795	605,680
Income tax expense	105,548	104,378	147,138	207,951

Net earnings	$261,456	199,929	321,657	397,729

Basic net earnings per share	$.19	.15	.23	.29

Diluted net earnings per share	$.18	.14	.22	.29

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months and the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	Three Months Ended		Six Months Ended
	2002	2001	2002	2001
Net earnings	$261,456	199,929	321,657	397,729
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	118,042	36,390	95,744	180,389
Reclassification adjustment for (gains) losses on investment securities available for sale	(2,024)	—	(2,024)	—

Total other comprehensive income (loss) before tax	116,018	36,390	93,720	180,389

Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	(40,134)	(12,372)	(32,553)	(61,332)
Reclassification adjustment for gains (losses) on investment securities available for sale	688	—	688	—

Total income taxes related to other comprehensive income (loss)	(39,446)	(12,372)	(31,865)	(61,332)

Total other comprehensive income, net of tax	76,572	24,018	61,855	119,057

Comprehensive income	$338,028	223,947	383,512	516,786

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net earnings	$321,657	397,729
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	207,118	198,042
Gain on sale of investment securities	(2,024)	—
Depreciation, amortization and accretion	156,019	121,299
Change in assets and liabilities:
Net change in other assets and other liabilities	(23,792)	(253,433)

Net cash provided by operating activities	658,978	463,637

Cash flows from investing activities:
Proceeds from sales of investment securities	102,024	—
Proceeds from maturities and paydowns of investment securities available for sale	74,799	8,193,638
Purchases of investment securities available for sale	—	(8,934,827)
Net change in loans	(8,688,538)	(13,067,552)
Purchases of premises and equipment	(42,817)	(132,209)

Net cash used by investing activities	(8,554,532)	(13,940,950)

Cash flows from financing activities:
Net change in federal funds purchased	—	(2,500,000)
Net change in deposits	2,103,574	23,249,041
Notes payable advances	800,000	—
Proceeds from the sale of common stock	34,944	—

Net cash provided by financing activities	2,938,518	20,749,041

Net change in cash and cash equivalents	(4,957,036)	7,271,728
Cash and cash equivalents at beginning of period	18,050,304	2,045,665

Cash and cash equivalents at end of period	$13,093,268	9,317,393

Supplemental cash flow information:
Cash paid for income taxes	$145,069	266,549
Cash paid for interest	$1,282,561	1,448,782
Noncash investing and financing activities:
Change in net unrealized gains on investment securities available for sale, net of tax	$61,855	119,057

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation
The consolidated financial statements include the accounts of Liberty National Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Liberty National Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial information furnished herein reflects all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal recurring nature.

(2)	2 for 1 stock split
The Board of Directors declared a 2-for-1 stock split for shareholders of record as of July 31, 2002. The distribution of the additional shares will be executed on August 15, 2002. As a result of the stock split, all share and per share information has been presented to show the effect of the 2-for-1 stock split.

(3)	Earnings Per Share
Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share include the effects of potential common shares outstanding during the period. The average market price during the period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three-month periods ended June 30, 2002 and 2001, is as follows:

	Net Earnings	Average Shares Outstanding	Per Share Amount
For the three months ended June 30, 2002:
Net earnings – basic	261,456	1,417,144.19

Effect of dilutive stock options	—	71,744

Net earnings – diluted	261,456	1,488,888.18

For the three months ended June 30, 2001:
Net earnings – basic	199,929	1,352,376.15

Effect of dilutive stock options	—	37,164

Net earnings – diluted	199,929	1,389,540.14

	Net Earnings	Average Shares Outstanding	Per Share Amount
For the six months ended June 30, 2002:
Net earnings – basic	321,657	1,414,754.23

Effect of dilutive stock options	—	61,474

Net earnings – diluted	321,657	1,476,228.22

For the six months ended June 30, 2001:
Net earnings – basic	397,729	1,352,376.29

Effect of dilutive stock options	—	36,654

Net earnings – diluted	$397,729	1,389,030	$.29

(4)	Other Borrowings

In March 2002. The Company entered into a credit facility with a correspondent bank that provides for borrowings up to $2,500,000. The credit facility bears interest at the prime interest rate less ½% payable quarterly and matures on March 31, 2004. At maturity, the Company has the option to amortize the balance over ten years. Borrowings under the facility are collateralized by the stock of Liberty National Bank. The Company is subject to certain covenants that include minimum tangible capital levels and capital ratios, return on asset ratios, non-performing asset limits, and allowance for loan loss levels. At June 30, 2002, outstanding borrowings under this credit facility were $800,000.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; government regulation and legislation; changes in interest rates; and material unforeseen changes in the financial stability and liquidity of the Company’s credit customers; all of which are difficult to predict and which may be beyond the control of the Company. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Financial Condition

Total assets at June 30, 2002, were $110,659,857 representing a $3,247,417 (3.02%) increase from December 31, 2001. Deposits increased $2,103,574 (2.18%) from December 31, 2001. Gross loans increased $8,626,966 (11.66%) for December 31, 2001. The allowance for loan losses at June 30, 2002, totaled $1,236,848, representing 1.50% of total loans compared to the December 31, 2001, total of $1,059,635 representing 1.43% of total loans. Cash and cash equivalents decreased $4,957,036 from December 31, 2001 to fund growth in loans.

There were no nonperforming loans as of June 30, 2002. Nonperforming loans include nonaccruing loans, loans on which foreclosure proceedings have commenced and loans for which payments are more than 90 days past due. Subsequent to June 30, 2002, a loan of $175,000 was classified as nonperforming, and the collateral was repossessed and sold. The transaction resulted in a net loan loss of approximately $32,000 recognized in July 2002. The Company continues other collection efforts to recover additional amounts related to the charge off. There were no related party loans which were considered nonperforming at June 30, 2002.

The Company is not aware of any current recommendation by its regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources, or results of operations.

Results of Operations

For the six months ended June 30, 2002, the Company reported net earnings of $321,657 or $.22 per diluted share, compared to $397,729, or $.29 per diluted share, for the same period in 2001. Net earnings for the three months ended June 30, 2002, increased $61,527 or 30.77%, compared to the same period in 2001. The increase in the net earnings for the three months and six months ended June 30, 2002, resulted primarily from increased loan volume, improving earning asset performance, and an increase in non-interest income resulting from an overdraft privilege service introduced in early 2002.

Net interest income increased $296,356 (16.55%) in the first six months of 2002 compared to the same period for 2001. Interest income for the first six months of 2002 was $3,395,188, representing an increase of $133,368 (4.09%) over the same period in 2001. Interest expense for the first six months of 2002 decreased $162,988 (11.08%) compared to the same period in 2001. The primary reason for the increase in net interest income for the six month period ended June 30, 2002, versus the same period in 2001 was a volume increase in average earning assets of $13 million. The net interest margin decreased by 53 basis points from 4.89% in the first six months of 2001 to 4.36% in the same period in 2002. Net interest margin decreased as the general interest rate environment dropped rapidly and the Bank’s variable rate loans repriced faster than the Bank’s deposits. Additionally, the Bank remained competitive for time deposits to preserve liquidity and to provide stable funding sources for anticipated loan growth.

The provision for loan losses for the six months of 2002 increased $9,076 compared to the same period for 2001. Net loan charge-offs for the six months ended June 30, 2002, were $30,377, compared to $2,774, for the same period in 2001. It is management’s belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

Other operating income increased for the six months ended June 30, 2002, by $217,876 or 58.95%, compared to the same period in 2001, primarily due to the introduction of a new overdraft protection service which provided an additional $149,401 in service charges over the same period in 2001. Additional increases in business activity generated increases in service charge revenue. The following table details the changes in other operating income for the first six months of 2002 compared to the first six months of 2001:

	2002	2001	Change	% Change
Service charges on deposit accounts	$37,465	$22,747	$14,718	64.7%
NSF charges	353,441	204,040	149,401	73.2%
Mortgage origination income	90,198	55,554	34,644	62.4%
Miscellaneous	106,398	87,285	19,113	21.9%

	$587,502	$369,626	$217,876	58.9%

Other operating expenses for the first six months of 2002 increased $642,041 (47.34%) compared to the first six months in 2001. The increase is primarily attributable to the opening of a branch of the Bank in Covington, Georgia, as well as a general increase in operating expenses associated with business volume increases. Additionally, in July of 2001, the Bank’s Operations Center moved from the Company’s main office to another location. The following table details the changes in other operating expenses for the first six months of 2002 compared to the first six months of 2001:

	2002	2001	Change	% Change
Salaries and other personnel expense	$979,392	$686,277	$293,115	42.7%
Net occupancy and equipment expense	306,256	205,998	100,258	48.7%
Data processing expense	156,900	118,516	38,384	32.4%
Telecommunications	45,510	16,691	28,819	172.7%
Debit card expense	73,908	43,627	30,281	69.4%
Postage, freight, and supplies	106,371	69,891	36,480	52.2%
Miscellaneous	330,014	215,310	114,704	53.3%

	$1,998,351	$1,356,310	$642,041	47.3%

Most of the expenses noted in the table above increased primarily due to the addition of two new locations, an increased customer base with more accounts, and marketing and signage costs associated with the change in the Company’s name. Debit card expenses increased due to a change in pricing by the vendor associated with lost or stolen debit cards.

Liquidity and Sources of Capital

Liquidity is the Bank’s ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Management believes that the financial statements, as of June 30, 2002, evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $13.1 million, representing 11.8% of total assets. Investment securities amounted to $11.1 million, representing 10.1%

of total assets as of June 30, 2002. Investment securities provide a secondary source of liquidity for the Bank since they can be converted into cash in a timely manner. The Bank’s ability to maintain and expand its deposit base and borrowing capabilities is an additional source of liquidity. The Bank maintains federal funds lines totaling $6,800,000 with four regional banks in an effort to support short-term liquidity. The Bank is a member of the Federal Home Loan Bank and is eligible to apply for term advances. Management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demands.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

The table below illustrates the Bank’s and the Company’s regulatory capital ratios at June 30, 2002:

Consolidated		June 30, 2002	Minimum Regulatory Requirement
	Tier 1 Capital	8.89%	4.0%
	Tier 2 Capital	1.25%	—%

	Total risk-based capital ratio	10.14%	8.0%

	Leverage ratio	7.68%	4.0%

Bank
	Tier 1 Capital	9.26%	4.0%
	Tier 2 Capital	1.25%	—%

	Total risk-based capital ratio	10.51%	8.0%
	Leverage ratio	8.02%	4.0%

The Company has entered into a credit facility with a correspondent bank that provides for borrowings up to $2,500,000. The credit facility bears interest at the prime interest rate less ½% payable quarterly and matures on March 31, 2004. At maturity, the Company has the option to amortize the balance over ten years. Borrowings under the facility are collateralized by the stock of the Bank. The Company is subject to certain covenants that include minimum tangible capital levels and capital ratios, return on asset ratios, non-performing asset limits, and allowance for loan loss levels. At June 30, 2002, outstanding borrowings under this credit facility were $800,000 and the interest rate was 4.25%.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Changes in Securities

On August 9, 2002, in connection with the 2-for-1 stock split of the Company’s common stock previously authorized by the Board of Directors, the Company filed Articles of Amendment to its Amended and Restated Articles of Incorporation reducing the par value of its common stock from $1.00 per share to $.50 per share. The amendment to the Company’s Amended and Restated Articles of Incorporation does not affect the rights of the Company’s security holders.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Shareholders of the Company was held on May 15, 2002. At the meeting the following persons were elected as directors to serve for a term of three years and until their successors are elected and qualified: Johnny L. Capes, John A. Fountain, M.D., Michael P. Jones, CPA, and R. Flynn Nance, D.V.M.

The number of votes cast for and withheld for the election of each nominee for Class I director was as follows:

	Votes FOR	Votes WITHHELD
Johnny L. Capes	888,360	200
John A. Fountain, M.D.	888,360	200
Michael P. Jones, CPA	888,360	200
R. Flynn Nance, D.V.M.	888,360	200

The following persons did not stand for reelection to the Board of Directors at the 2002 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Julia W. Morgan, Michael R. Potts and Arthur J. Torsiglieri, Jr., M.D., C. Dean Alford, Troy A. Athon, William L. Daniel, Hazel E. Durden, and William R. Walker, II.

No other matters were presented or voted upon at the 2002 Annual Meeting of Shareholders.

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

a)    Exhibits.    The following exhibit is filed with this report.

Exhibit No.	Description
3.1.1	Articles of Amendment to the Amended and restated Articles of Incorporation
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)    Reports on Form 8-K.    No reports on Form 8-K were filed by the Company during the period ended June 30, 2002.

LIBERTY NATIONAL BANCSHARES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY NATIONAL BANCSHARES, INC. By: /s/ WILLIAM L. DANIEL William L. Daniel, President (Principal Executive Officer) Date: August 7, 2002

By: /s/ JESSE R. CHEATHAM Jesse R. Cheatham Chief Financial Officer (Principal Accounting Officer) Date: August 7, 2002

EXHIBIT INDEX

Exhibit No.	Description
3.1.1	Articles of Amendment to the Amended and Restated Articles of Incorporation
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002