Form 10QSB
period 2002-09-30
LIBERTY NATIONAL BANCSHARES INC
filed 2002-11-13
CIK 1036757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission file number 0-24113

Liberty National Bancshares, Inc.
(Exact name of Small Business Issuer as specified in its charter)

Georgia (State of Incorporation)	58-2292563 (I.R.S. Employer Identification No.)

P.O. Box 82030
Conyers, Georgia 30013
(Address of principal executive offices)

770-785-7880
(Issuer’s Telephone Number, Including Area Code)

State the number of shares outstanding of each of the
issuer’s classes of common equity, as of the latest practicable date:

1,419,000 Shares of Common stock, par value $.50 per share
outstanding as of November 12, 2002.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

SIGNATURES	12

Certification Pursuant to Sarbanes-Oxley Act of 2002	15

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheet

September 30, 2002
(Unaudited)

Assets

Cash and due from banks	$4,847,200
Federal funds sold	10,826,000

Cash and cash equivalents	15,673,200

Investment securities available for sale	13,780,318
Other investments	368,568
Loans, (net of allowance for loan losses of $1,251,299)	89,154,622
Premises and equipment, net	3,681,311
Other assets	1,078,459

Total assets	$123,736,478

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$16,091,187
Interest-bearing demand	10,391,861
Savings	24,924,681
Time	59,844,581

Total deposits	111,252,310

Notes Payable	800,000
Accrued interest payable and other liabilities	412,780
FHLB advances	2,500,000

Total liabilities	114,965,090

Stockholders’ equity: Common stock, $.50 par value; authorized 10,000,000 shares; 1,419,000 shares issued and outstanding	709,500
Additional paid-in capital	6,502,828
Retained earnings	1,340,636
Accumulated other comprehensive income	218,424

Total stockholders’ equity	8,771,388

Total liabilities and stockholders’ equity	$123,736,478

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months and the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Three Months Ended		Nine Months Ended

	2002	2001	2002	2001

Interest and dividend income:
Loans	$1,770,499	1,501,616	4,861,356	4,334,482
Investment securities:
Taxable	108,283	132,645	330,582	410,486
Tax exempt	20,118	20,076	55,976	52,203
Federal funds sold	64,244	71,888	110,024	187,054

Interest on deposit with other banks	374	335	768	4,155

Total interest income	1,963,518	1,726,560	5,358,706	4,988,380

Interest expense:
Deposits	725,822	722,116	1,942,529	2,105,376
Federal Home Loan Bank advances	42,896	43,125	127,969	127,969

Notes payable	8,689	—	15,335	—

Federal funds purchased	—	—	—	3,310

Total interest expense	777,407	765,241	2,085,833	2,236,655

Net interest income	1,186,111	961,319	3,272,873	2,751,725

Provision for loan losses	64,858	50,417	271,976	248,459

Net interest income after provision for loan losses	1,121,253	910,902	3,000,897	2,503,266

Other operating income:
Service charges on deposit accounts	293,699	162,267	745,072	440,683
Securities gains (losses)	(1,255)	—	769	—
Other operating income	91,053	55,599	225,158	146,809

Total other operating income	383,497	217,866	970,999	587,492

Other operating expense:
Salaries and other personnel expense	487,848	386,498	1,467,240	1,072,775
Net occupancy and equipment expense	150,956	133,501	457,212	339,499
Other operating expense	311,555	254,489	1,024,258	718,524

Total other operating expense	950,359	774,488	2,948,710	2,130,798

Earnings before income taxes	554,391	354,280	1,023,186	959,960

Income tax expense	204,287	124,759	351,425	332,710

Net earnings	$350,104	229,521	671,761	627,250

Basic net earnings per share	$.25	.17	.47	.46

Diluted net earnings per share	$.24	.16	.45	.45

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months and the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Three Months Ended		Nine Months Ended

	2002	2001	2002	2001

Net earnings	$350,104	229,521	671,761	627,250
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	200,554	167,740	296,298	348,129
Reclassification adjustment for (gains) losses on investment securities available for sale	1,255	—	(769)	—

Total other comprehensive income (loss), before tax	201,809	167,740	295,529	348,129

Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	(68,188)	(57,032)	(100,741)	(118,365)
Reclassification adjustment for gains (losses) on investment securities available for sale	(427)	—	261	—

Total income taxes related to other comprehensive income (loss)	(68,615)	(57,032)	(100,480)	(118,365)

Total other comprehensive income, net of tax	133,194	110,708	195,049	229,764

Comprehensive income	$483,298	340,229	866,810	857,014

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net earnings	$671,761	627,250
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	271,976	248,459
(Loss) gain on sale of investment securities	(769)	—
Depreciation, amortization and accretion	239,470	192,309
Change in assets and liabilities:
Net change in other assets and other liabilities	(137,222)	(190,781)

Net cash provided by operating activities	1,045,216	877,237

Cash flows from investing activities:
Proceeds from sales of investment securities	2,652,001	—
Proceeds from maturities and paydowns of investment securities available for sale	925,749	8,695,124
Purchases of investment securities available for sale	(5,858,945)	(10,192,218)
Net change in loans	(16,521,399)	(17,811,754)
Purchases of premises and equipment	(45,919)	(269,789)

Net cash used by investing activities	(18,848,513)	(19,578,637)

Cash flows from financing activities:
Net change in federal funds purchased	—	(2,500,000)
Net change in deposits	14,591,249	27,818,615
Notes payable advances	800,000	—
Proceeds from the sale of common stock	34,944	450,000

Net cash provided by financing activities	15,426,193	25,768,615

Net change in cash and cash equivalents	(2,377,104)	7,067,215
Cash and cash equivalents at beginning of period	18,050,304	2,045,665

Cash and cash equivalents at end of period	$15,673,200	9,112,880

Supplemental cash flow information:
Cash paid for income taxes	$322,679	390,940
Cash paid for interest	$2,024,754	2,208,733
Noncash investing and financing activities:
Change in net unrealized gains on investment securities available for sale, net of tax	$195,049	229,764

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

(2)      2-for-1 stock split

The Board of Directors declared a 2-for-1 stock split for shareholders of record as of July 31, 2002. The distribution of the additional shares was executed August 15, 2002. As a result of the stock split, all share and per share information has been presented to show the effect of the 2-for-1 stock split.

(3)      Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share include the effects of potential common shares outstanding during the period. The average market price during the period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three-month and nine-month periods ended September 30, 2002 and 2001, are as follows:

	Net Earnings	Average Shares Outstanding	Per Share Amount

For the three months ended September 30, 2002:
Net earnings – basic	$350,104	1,419,000	$.25

Effect of dilutive stock options	—	70,950

Net earnings – diluted	$350,104	1,489,950	$.24

For the three months ended September 30, 2001:
Net earnings – basic	$229,521	1,355,636	$.17

Effect of dilutive stock options	—	51,486

Net earnings – diluted	$229,521	1,407,122	$.16

	Net Earnings	Average Shares Outstanding	Per Share Amount

For the nine months ended September 30, 2002:
Net earnings – basic	$671,761	1,416,185	$.47

Effect of dilutive stock options	—	64,562

Net earnings – diluted	$671,761	1,480,747	$.45

For the nine months ended September 30, 2001:
Net earnings – basic	$627,250	1,353,474	$.46

Effect of dilutive stock options	—	50,850

Net earnings – diluted	$627,250	1,404,324	$.45

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(Unaudited)

(4)      Other Borrowings

In March 2002, the Company entered into a credit facility with a correspondent bank that provides for borrowings of up to $2,500,000. The credit facility bears interest at the prime interest rate less ½% payable quarterly and matures on March 31, 2004. At maturity, the Company has the option to amortize the balance over ten years. Borrowings under the facility are collateralized by the stock of Liberty National Bank. The Company is subject to certain covenants that include minimum tangible capital levels and capital ratios, return on asset ratios, non-performing asset limits, and allowance for loan loss levels. At September 30, 2002, outstanding borrowings under this credit facility were $800,000, with an interest rate of 4.25%.

(5)      Private Placement Offering

Beginning October 4, 2002, the Company, commenced a private placement of up to 100,000 shares of its Common Stock at $10 per share. As the shares are being offered and sold pursuant to an exemption from the registration requirements of the applicable federal and state securities laws, none of the offered and sold shares will be registered with the United States Securities and Exchange Commission or any state securities commission. The offering will expire on January 2, 2003; however, it can be extended for up to three consecutive ninety-day (90) periods.

Proceeds from the offering, net of offering costs, will be contributed to the Bank to support future growth. At November 12, 2002, the Company had accepted subscriptions totaling $15,000 from the offering.

(6)      Commitments

The Board of Directors of the Company has approved a proposal from the business interests of one of the Company’s Directors to construct the Bank’s permanent facility in Newton County, Georgia. The contract for the facility totals $1,230,096. The new building should be ready for occupancy in July 2003. The Company received three bids for the project, and the project was awarded to the bidder submitting the lowest bid for the construction project.

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

Financial Condition

         Total assets at September 30, 2002, were $123,736,478 representing a $16,324,038 (15.2%) increase from December 31, 2001. Deposits increased $14,591,249 (15.1%) from December 31, 2001. Loans, net of deferred loan fees, increased $16,441,087 (22.2%) from December 31, 2001. The allowance for loan losses at September 30, 2002, totaled $1,251,298, representing 1.38% of total loans compared to the December 31, 2001, total of $1,059,635 representing 1.43% of total loans. Cash and cash equivalents decreased $2,377,104 from December 31, 2001 to fund the growth in loans.

         There were no nonperforming loans as of September 30, 2002. Nonperforming loans include non-accruing loans, loans on which foreclosure proceedings have commenced and loans for which payments are more than 90 days past due.

The Company is not aware of any current recommendation by its regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources, or results of operations.

Results of Operations

         For the nine months ended September 30, 2002, the Company reported net earnings of $671,761 or $.45 per diluted share, compared to $627,250, or $.45 per diluted share, for the same period in 2001. Net earnings for the three months ended September 30, 2002, increased $120,583 or 52.5%, compared to the same period in 2001. The increase in the net earnings for the three months and nine months ended September 30, 2002, resulted primarily from increased net earning asset volume, improving earning asset performance, and an increase in non-interest income resulting from an overdraft privilege service introduced in early 2002.

         Net interest income increased $521,148 (18.9%) in the first nine months of 2002 compared to the same period for 2001. Interest income for the first nine months of 2002 was $5,358,706, representing an increase of $370,326 (7.4%) over the same period in 2001. Interest expense for the first nine months of 2002 decreased $150,822 (6.7%) compared to the same period in 2001. The primary reason for the increase in net interest income for the nine-month period ended September 30, 2002, versus the same period in 2001 was the increase in volume of net interest bearing assets. Loans, net of the allowance for loan losses, increased by 30.62% from $68,254,518 for the period ended September 30, 2001 to $89,154,622 for the period ended September 30, 2002. The net interest margin decreased by 45 basis points from 4.73% in the first nine months of 2001 to 4.28% in the same period in 2002. The net interest margin decreased as the general interest rate environment dropped rapidly and the Bank’s variable rate loans repriced faster than the Bank’s deposits. Additionally, the Bank remained competitive for time deposits to preserve liquidity and to provide stable funding sources for anticipated loan growth.

         The provision for loan losses for the first nine months of 2002 was $271,976 compared to $248,459 for the same period for 2001. Net loan charge-offs for the nine months ended September 30, 2002, were $80,390, compared to $4,341 for the same period in 2001. The higher net loan charge-offs in the nine months ended September 30, 2002 involved primarily the charge off of two loans of approximately $21,300 and $32,300 respectively. Although there was a significant increase in the amount of charge-offs for the nine-month period ended September 30, 2002, it is management’s belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

         Other operating income increased for the nine months ended September 30, 2002, by $383,507 or 65.3%, compared to the same period in 2001, primarily due to the introduction in early 2002 of a new overdraft protection service which provided an additional $257,041 in service charges over the same period in 2001. Additional increases in business activity generated increases in service charge revenue. Mortgage origination income increased by 65.58% from $93,634 for the first nine months of 2001 to $155,035 during the same period in 2002. The Bank’s mortgage origination department has become more established in the Bank’s trade area throughout this second year of operation. Mortgage loan refinancing volumes continued to increase as mortgage rates hit 40-year lows. The following table details the changes in other operating income for the first nine months of 2002 compared to the first nine months of 2001:

	2002	2001	Change	% Change

Service charges on deposit accounts	$64,109	$34,773	$29,336	84.36%
NSF charges	583,195	326,154	257,041	78.80%
Mortgage origination income	155,035	93,634	61,401	65.58%
Miscellaneous	168,660	132,931	35,729	26.88%

	$970,999	$587,492	$383,507	65.28%

         Other operating expenses for the first nine months of 2002 increased $817,912 (38.4%) compared to the first nine months in 2001. The increase is primarily attributable to the opening of a branch of the Bank in Covington, Georgia, in November 2001, as well as a general increase in operating expenses associated with business volume increases. Additionally, in July of 2001, the Bank’s Operations Center moved from the Company’s main office to another location which is leased at an annual cost of $30,000. The following table details the changes in other operating expenses for the first nine months of 2002 compared to the first nine months of 2001:

	2002	2001	Change	% Change

Salaries and other personnel expense	$1,467,240	$1,072,775	$394,465	36.77
Net occupancy and equipment expense	457,213	339,498	117,715	34.67
Data processing expense	216,858	178,702	38,156	21.35
Telecommunications	66,363	33,849	32,514	96.06
Debit card expense	29,496	9,839	19,657	199.79
Postage, freight, and supplies	145,330	87,810	57,520	65.51
Miscellaneous	566,210	408,325	157,885	38.67

	$2,948,710	$2,130,798	$817,912	38.39

         Most of the expenses noted in the table above increased primarily due to the addition of two new locations, an increased customer base with more accounts, and marketing and signage costs associated with the change in the Company’s name. Debit card expenses increased due to a change in pricing by the vendor associated with lost or stolen debit cards.

Liquidity and Sources of Capital

         Liquidity is the Bank’s ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Management believes that the financial statements, as of September 30, 2002, evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $15,673,200, representing 12.7% of total assets. Investment securities amounted to $13,780,318, representing 11.1% of total assets as of September 30, 2002. Investment securities provide a secondary source of liquidity for the Bank since they can be converted into cash in a timely manner. The Bank’s ability to maintain and expand its deposit base and borrowing capabilities is an additional source of liquidity. The Bank maintains federal funds lines totaling $6,800,000 with four regional banks in an effort to support short-term liquidity. The Bank is a member of the Federal Home Loan Bank and is eligible to apply for term advances. Management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demands.

         Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

         The table below illustrates the Bank’s and the Company’s regulatory capital ratios at September 30, 2002:

	September 30, 2002	Minimum Regulatory Requirement

Consolidated
Tier 1 Capital	8.49%	4.0%
Tier 2 Capital	1.24%	—%

Total risk-based capital ratio	9.73%	8.0%

Leverage ratio	7.02%	4.0%

Bank
Tier 1 Capital	8.85%	4.0%
Tier 2 Capital	1.24%	— %

Total risk-based capital ratio	10.09%	8.0%

Leverage ratio	7.34%	4.0%

         The Company has entered into a credit facility with a correspondent bank that provides for borrowings up to $2,500,000. The credit facility bears interest at the prime interest rate less ½% payable quarterly and matures on March 31, 2004. At maturity, the Company has the option to amortize the balance over ten years. Borrowings under the facility are collateralized by the stock of the Bank. The Company is subject to certain covenants that include minimum tangible capital levels and capital ratios, return on asset ratios, non-performing asset limits, and allowance for loan loss levels. At September 30, 2002, outstanding borrowings under this credit facility were $800,000 and the interest rate was 4.25%.

Item 3.	Controls and Procedures

         Management of the Company has reviewed the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) of the Company as of a date within 90 days prior to this quarterly report (the “Evaluation Date”). Management believes that such disclosure controls and procedures as of the Evaluation Date are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is made known to management by others within the company and its consolidated subsidiary so that such information may be recorded and reported within the time periods specified in the Securities and Exchange Commission rules and Forms.

         There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits. The following exhibit is filed with this report.

Exhibit No.	Description

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K. On July 17, 2002, the Company filed a Report on Form 8-K with respect to its press release regarding (i) financial results for the three and six months ending June 30, 2002, and (ii) its 2-for-1 stock split.

LIBERTY NATIONAL BANCSHARES, INC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY NATIONAL BANCSHARES, INC.
By:	/s/ WILLIAM L. DANIEL

William L. Daniel, President (Principal Executive Officer)
Date: November 12, 2002

By:	/s/ JESSE R. CHEATHAM

Jesse R. Cheatham, Chief Financial Officer (Principal Accounting Officer)
Date: November 12, 2002

CERTIFICATION

I, William L. Daniel, President and Chief Executive Officer of the registrant, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the report was being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002
/s/ WILLIAM L. DANIEL

William L. Daniel President and Chief Executive Officer

CERTIFICATION

I, Jesse R. Cheatham, Chief Financial Officer of the registrant, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the report was being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002
/s/ JESSE R. CHEATHAM

Jesse R. Cheatham Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002