Form 10KSB
period 2002-12-31
LIBERTY NATIONAL BANCSHARES INC
filed 2003-03-31
CIK 1036757

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-KSB

(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

                                       OR

                 [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____


                         Commission file number 0-24113


                       LIBERTY NATIONAL BANCSHARES, INC.
                 (Name of small business issuer in its charter)

            Georgia                                    58-2292563
      -----------------------                      ------------------
   (State or Other Jurisdiction of                 (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)


         P.O. Box 82030, Conyers, Georgia                 30013
         --------------------------------                 -----
        (Address of principal executive offices)        (Zip Code)


                                 (770) 785-7880
                                 --------------
                (Issuer's telephone number, including area code)


Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of each exchange
       Title of each class                        on which registered
       -------------------                     -------------------------
               None                                  Not Applicable

Securities registered under Section 12(g) of the Exchange Act:


                     Common Stock, $.50 par value per share
                    ---------------------------------------
                                 Title of class

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes X        No
                                       -----       -------

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenue for the fiscal year ended December 31, 2002:   $  8,744,842

     The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (1,067,766 shares) on March 25, 2003 was $11,745,426. As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the Common Stock of the Registrant based on recent sales of the Common Stock. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

     The number of shares outstanding of the Registrant's Common Stock, as of March 25, 2003: 1,468,066 shares of $.50 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on May 13, 2003, are incorporated by reference to Items 9, 10, 11 and 12 of this Report.

     Transitional Small Business Disclosure Format (check one):

                                                Yes           No     X
                                                      ----        ------

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

        Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2003 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                     PART I

Item 1.  Description of Business
-------  -----------------------

General

         Liberty National Bancshares, Inc. was incorporated under the laws of the State of Georgia on February 13, 1997 under the name "Rockdale National Bancshares, Inc." and owns 100% of the outstanding capital stock of Liberty National Bank, formerly Rockdale National Bank. The Company was incorporated as a mechanism to enhance the Bank's ability to serve its future customers' requirements for financial services. The holding company structure provides flexibility for expansion of our banking business through acquisition of other financial institutions and provision of additional banking-related services that the traditional commercial bank may not provide under present laws. For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank's growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of the Bank and otherwise raise capital in a manner which is unavailable to the Bank under existing banking regulations.

         The Bank commenced operations on October 14, 1997 at its main office located at 1000 Georgia Highway 138 in Conyers, Georgia and at a second small branch office located at 1600 Georgia Highway 20, in Conyers, Georgia. In November 2001, the Bank opened a third branch at a leased facility located at 9100 Covington By-Pass, Covington, Newton County, Georgia. The Bank purchased property at this location in the third quarter of 2001 and plans to have a permanent facility constructed at this location by the end of the current lease. As a result of the expansion into Newton County, the Company's name was changed to Liberty National Bancshares, Inc. and the name of the Bank to Liberty National Bank. In order to house its expanding operations area, the Bank leased office space at Suite 300, 329 Gees Mill Business Parkway, Conyers, Georgia, and has moved its Operations Department to that location.

         The Bank is a full service commercial bank, without trust powers. The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit, basic

Internet banking services and automatic teller services.

Market Area and Competition

         The primary market area of the Bank, Rockdale and Newton Counties, Georgia, is located approximately 30 minutes east of Atlanta via Interstate 20. Rockdale and Newton Counties include industrial, business and service offices, government offices, free-standing retail businesses, restaurants, and numerous strip shopping centers. In Rockdale County, principal residential areas are located in the southern portion of the county while the majority of the business activities are in the middle and northern portion of the county. In Newton County, business activities are concentrated in the center of the county in and around the City of Covington. The remaining part of Newton County is primarily residential and agricultural.

         According to the 2000 U.S. Census, Rockdale County has a population of 70,111, representing an increase of 29.6% over the 1990 U.S. Census figure of 54,091. Newton County has a population of 62,001, representing an increase of 48.3% over the 1990 U.S. Census figure of 41,808.

     Stability in the both Rockdale and Newton Counties' economy principally evolves from a large manufacturing base. The numerous manufacturing firms produce a wide array of products, including apparel, lighting fixtures, food processing, plastic cups, polyester film, cereal, and high tech robotics. The largest employers in this area include Lithonia Lighting, General Mills, SKC, Sweetheart Cups, Inc., Golden States Foods, VISY Industries, Kysor-Warren, and Hill Phoenix.

        Competition among financial institutions in the Bank's primary service area is intense. There are eleven commercial banks with a total of thirty-six branches in Rockdale and Newton Counties. The largest banks are affiliated with six major bank holding companies. Liberty National Bank is the only locally owned bank in Rockdale County.

        Financial institutions primarily compete with one another for deposits. In turn, a bank's deposit base directly affects such bank's loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the designing of unique financial services products. The Bank is competing with financial institutions which have much greater financial resources than the Bank, and which may be able to offer more and unique services and possibly better terms to their customers. However, we believe that the Bank will be able to attract sufficient deposits to enable the Bank to compete effectively with other area financial institutions.

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

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

        The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2002 and December 31, 2001. This presentation includes all major categories of interest earning assets and interest bearing liabilities (in thousands):

                                         Average Consolidated Assets

                                       Year Ended                Year Ended
                                   December 31, 2002          December 31, 2001
                                   -----------------          -----------------
Interest-bearing deposits        $              66           $              100
Securities - taxable                        10,262                        9,534
Securities - non-taxable                     2,130                        1,970

Federal funds sold                           8,160                        6,389
Net loans                                   85,184                       62,159
                                           -------                       ------
     Total earning assets                  105,802                       80,152
                                           -------                       ------
Cash and due from banks                      4,718                        3,594
Other assets                                 3,924                        3,942
                                           -------                       ------
     Total assets                $         114,444           $           87,688
                                           =======                       ======


            Average Consolidated Liabilities And Stockholders' Equity

                                        Year Ended                Year Ended
                                    December 31, 2002         December 31, 2001
                                    -----------------         -----------------
Non interest-bearing deposits            $     16,957            $       13,388
NOW, money market, and
    savings deposits                           35,003                    27,910
Time deposits                                  50,998                    36,382

Other borrowings                                                          2,509
                                                3,070

Other liabilities                                  81                       272
                                              -------                    ------
   Total liabilities                          106,109                    80,461
Stockholders' equity                            8,335                     7,227
                                              -------                    ------

   Total liabilities and
        stockholders' equity              $   114,444            $       87,688
                                              =======                    ======

     The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability expressed on a fully tax equivalent basis (in thousands):

                                            Year Ended December 31, 2002
                                   ---------------------------------------------
                                      Average         Interest         Average
          Assets                      Amount           Earned           Yield
                                      ------           ------           -----

Interest-bearing deposits            $     66       $      1             1.52%
Securities - taxable                   10,262            449             4.38%
Securities - non-taxable                2,130            117             5.49%
Federal funds sold                      8,160            134             1.64%

Net loans                              85,184(1)       6,706(2)          7.87%
                                     --------         ------


Total earning assets                 $105,802       $  7,407              7.00%
                                     ========         ======


                                       Average       Interest         Average
     Liabilities                       Amount        Expense           Yield
                                       ------        -------           -----
NOW, money market and
    savings deposits                  $ 35,003       $    474            1.35%
Time deposits                           50,998          2,113            4.14%
Other borrowings                         3,070            195            6.35%
                                      --------         ------
Total interest-bearing liabilities    $ 89,071       $  2,782            3.12%
                                      ========         ======
Net interest income                                  $  4,625
                                                       ======
Net interest spread                                                      3.88%
                                                                        ======
Net interest margin                                      4.37%
                                                         ====
--------------------

(1) During 2002, all loans were accruing interest.
(2) Interest earned on net loans for the year ended December 31, 2002 includes loan fees and loan service fees in the amount of $889,381.

                                            Year Ended December 31, 2001
                                   ---------------------------------------------
                                      Average         Interest         Average
          Assets                      Amount           Earned           Yield
                                      ------           ------           -----


Interest-bearing deposits             $    100       $      4              4.00%
Securities - taxable                     9,534            531              5.57%
Securities - non-taxable                 1,970            105              5.33%
Federal funds sold                       6,389            228              3.57%

Net loans                               62,159       $  5,811(2)           9.35%
                                      --------       --------
Total earning assets                  $ 80,152       $  6,679              8.33%
                                      ========       ========            ======


                                       Average       Interest         Average
     Liabilities                       Amount        Expense           Yield
                                       ------        -------           -----
NOW, money market and
        savings deposits              $ 27,910       $    696              2.49%
Time deposits                           36,382          2,068              5.68%
Other borrowings                         2,509            174              6.94%
                                      --------         ------
Total interest-bearing liabilities    $ 66,801       $  2,938              4.40%
                                      ========         ======
Net interest income                                  $  3,741
                                                       ======

Net interest spread                                                        3.93%
                                                                          =====
Net interest margin                                     4.67%
                                                       =====

     (1)  During 2001, all loans were accruing interest.
     (2) Interest earned on net loans for the years ended December 31, 2001 includes loan fees and loan service fees in the amount of $626,402.

Rate/Volume Analysis of Net Interest Income

         The effect on interest income, interest expense and net interest income in the periods indicated, of changes in average balance and rate from the corresponding prior period is shown below in thousands on a fully tax equivalent basis. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

                                                 Year Ended December 31, 2002
                                                       compared with the
                                                 Year Ended December 31, 2001
                                                 ----------------------------
                                                  Increase (decrease) due to:

                                                   Volume       Rate      Total
                                                   ------       ----      -----

Interest earned on:

      Interest-bearing deposits                   $    (1)   $    (2)   $    (3)
     Securities                                        47       (117)       (70)
     Federal funds sold                                52       (146)       (94)
     Net loans                                      1,914     (1,019)       895
                                                  -------    -------    -------
Total interest income                               2,012     (1,284)       728
                                                  -------    -------    -------
Interest paid on:

     NOW, money market, and savings deposits          148       (370)      (222)
     Time deposits                                    696       (651)        45
     Other borrowings                                  37        (16)        21
                                                  -------    -------    -------
Total interest expense                                881     (1,037)      (156)
                                                  -------    -------    -------
Change in net interest income                     $ 1,131    $  (247)   $   884
                                                  =======    =======    =======




                                                 Year Ended December 31, 2001
                                                       compared with the
                                                 Year Ended December 31, 2000
                                                 ----------------------------
                                                  Increase (decrease) due to:

                                                   Volume       Rate      Total
                                                   ------       ----      -----
Interest earned on:

      Interest-bearing deposits                   $    (4)   $    (2)   $    (6)
     Securities                                        60       (107)       (47)
     Federal funds sold                               125       (171)       (46)
     Net loans                                      1,793       (505)     1,288
                                                  -------    -------    -------
Total interest income                               1,974       (785)     1,189
                                                  -------    -------    -------
Interest paid on:

     NOW deposits and money market                     99       (333)      (234)
     Savings deposits                                  26        (20)         6
     Time deposits                                    814       (108)       706
     Other borrowings                                  (2)        11          9
                                                  -------    -------    -------
Total interest expense                                937       (450)       487
                                                  -------     -------    -------
Change in net interest income                     $ 1,037       (335)   $   702
                                                  =======    =======    =======

Deposits

         The Bank offers a full range of interest-bearing and non interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and fixed and variable rate certificates of deposit with a range of maturity date options. The sources of deposits are individuals, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published by the local media. The Bank pays competitive interest rates on time and savings deposits. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

         The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                                                            ( Balances in thousands)

                                                    Year Ended                          Year Ended
                                                December 31, 2002                    December 31, 2001
                                                -----------------                    -----------------
                                             Average       Average Rate       Average            Average
Deposit Category                             Amount            Paid           Amount            Rate Paid

Non-interest bearing demand deposits        $ 16,957            N/A           $  13,388            N/A
NOW, money market and savings deposits      $ 35,003           1.35%          $  27,910           2.49%
Time deposits                               $ 50,998           4.14%          $  36,382           5.68%


         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and their respective maturities at December 31, 2002:



            3 months or less                       $   2,452,109
            3-6 months                                 6,828,578
            6-12 months                                3,051,934
            Over 12 months                             5,483,295
                                                       ---------
            Total                                  $  17,815,916
                                                      ==========

Loan Portfolio

         The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2002, the Board of Directors of the Bank had established a lending limit for loans of up to $1,550,000 to any one borrowing relationship. In addition, under the OCC's lending limit pilot program, the Bank can lend up to $2,650,000 to any one borrower under certain conditions.

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

         The following is a description of each of the major categories of loans in the Bank's loan portfolio:

         Commercial, Financial and Agricultural Loans

         Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank's legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. Although the Bank typically looks to a commercial borrower's cash flow as the principal source of repayment for such loans, many commercial loans are secured by equipment and other assets.

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

         The following table presents various categories of loans contained in the Bank's loan portfolio for the periods indicated and the total amount of all loans for such periods:

                                                As of               As of
Type of Loan                              December 31, 2002   December 31, 2001
------------                              -----------------   -----------------

Commercial, Financial and Agricultural     $     8,998,629       $    8,261,859
Real Estate - Construction                      23,047,290           16,365,071
Real Estate - Mortgage                          61,747,414           45,722,838
Installment and Other Loans to Individuals       2,688,066            3,704,269
                                                 ---------            ---------
Subtotal                                        96,481,399           74,054,037
Less: Allowance for possible loan losses        (1,346,502)          (1,059,635)
   Net deferred loan fees                         (118,777)             (89,203)
                                                  --------              -------
     Total (net of allowances)             $    95,016,120       $   72,905,199
                                                ==========           ==========

         The following is a presentation of an analysis of maturities of loan types as of December 31, 2002:

                                       Due in 1         Due after 1 to       Due After
          Type of Loan               Year or Less          5 Years            5 Years                Total
          ------------               ------------          -------            -------                -----
 Commercial, Financial and
 Agricultural                     $      4,409,769   $       4,569,305   $       19,555      $        8,998,629
 Real Estate - Construction             22,772,583             274,707                -              23,047,290
                                        ----------             -------           ------              ----------
      Total                       $     27,182,352   $       4,844,012   $       19,555      $       32,045,919
                                        ==========           =========           ======              ==========


           For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2002:

                                              Due in 1        Due after 1 to      Due After
            Interest Category               Year or Less         5 Years           5 Years             Total
            -----------------               ------------         -------           --------            -----

 Predetermined interest rate                   $34,863,992      $ 48,138,864        $3,424,625       $ 86,427,481
 Floating interest rate                          9,316,730           737,188                           10,053,918
                                               -----------        ----------         ---------         ----------
                                                                                            -
      Total                                    $44,180,722      $ 48,876,052        $3,424,625       $ 96,481,399
                                                ==========        ==========         =========         ==========


           As of December 31, 2002, all loans were accruing interest and no accruing loans were contractually past due 90 days or more as to principal and interest payments and no loans were defined as "troubled debt restructurings."

           Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

           As of December 31, 2002, there were no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Summary of Loan Loss Experience

           An analysis of the Bank's loan loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

               Analysis of the Allowance for Possible Loan Losses

                                               Year Ended          Year Ended
                                           December 31, 2002   December 31, 2001

 Balance at beginning of period               $   1,059,635   $    783,836
 Charge-offs- consumer                              (46,425)       (36,266)
 Charge-offs- commercial                            (82,784)             -
 Recoveries- consumer                                 5,240         16,925

 Recoveries- commercial                              21,431              -
                                                   --------        -------

 Net Charge-offs                                   (102,538)       (19,341)
                                                   --------        -------
 Additions charged to operations                    389,405        295,140
                                                    -------        -------
 Balance at end of period                     $   1,346,502   $  1,059,635
                                                  =========      =========
 Ratio of net charge-offs during the period to
     average loans outstanding during the period        .11%          0.03%
                                                  =========      =========

           At December 31, 2002 the allowance for loan loss was allocated as follows:

                                                                   Percentage of
                                                                     allowance
                                                                      in each
                                                                     category
                                                                     to total
                                                         Amount      allowance
                                                         ------      ---------
 Commercial, Financial and Agricultural                $ 142,442        10.6%
 Real Estate - Construction                              157,309        11.7%
 Real Estate - Mortgage                                  977,304        72.6%
 Installment and Other Loans to Individuals               69,447         5.1%
                                                          ------         ---

 Total                                                $1,346,502       100.0%
                                                       =========      ======

           At December 31, 2001 the allowance for loan loss was allocated as follows:

                                                                   Percentage of
                                                                     allowance
                                                                      in each
                                                                     category
                                                                     to total
                                                         Amount      allowance
                                                         ------      ---------

 Commercial, Financial and Agricultural                  $  160,775       15%
 Real Estate - Construction                                  41,054        4%
 Real Estate - Mortgage                                     738,748       70%
 Installment and Other Loans to Individuals                 119,058       11%
                                                            -------      ---
 Total                                                   $1,059,635      100%
                                                          =========      ===

Allowance for Loan Losses

         In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 2002, 9.3% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, 88.2% of these commercial loans at December 31, 2002 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

           The Company's consumer loan portfolio constitutes 2.8% of outstanding loans at December 31, 2002. At December 31, 2002 the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

           Residential mortgages, commercial mortgage, and construction loans constituted 87.9% of outstanding loans at December 31, 2002. All loans in this category represent residential real estate mortgages, commercial mortgage or construction loans where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

           A review of the loan portfolio by an independent firm is conducted annually. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report is approved by the Board of Directors and management of the Bank. In addition to such review, the Bank's primary regulator, the Office of the Comptroller of the Currency, also conducts a periodic examination of the loan portfolio. Upon completion, the Office of the Comptroller of the Currency presents its report of findings to the Board and management of the Bank. Information provided from these two independent sources, together with information provided by the management of the Bank and other information known to members of the Board, are utilized by the Board to monitor, on a monthly basis, the loan portfolio. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

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

Investments

         At December 31, 2002, investment securities comprised approximately 12% of the Bank's assets, Federal Funds sold comprised approximately 1% of the Bank's assets, and net loans comprised approximately 79% of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States, and municipalities in the State of Georgia. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

         The following table presents, for the periods indicated, the carrying value of the Bank's investments.

Investment Category

                                                As of                As of

                                          December 31, 2002    December 31, 2001
                                          -----------------    -----------------
Available-for-Sale:

U.S. Treasury, U.S. Agency Securities,
and Mortgage Backed Securities                $11,497,172        $ 9,103,852
Municipal Securities                            2,163,057          2,142,011
Other Securities:
Federal Home Loan Bank Stock                      125,000            125,000
Federal Reserve Bank Stock                        217,500            180,000
Bankers Bank Stock                                 50,068             50,068
                                              -----------        -----------

Total                                         $14,052,797        $11,600,931
                                              ===========        ===========

         The following table indicates for the year ended December 31, 2002 the amortized cost of investments due by contractual maturity in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

                                                                Weighted Average
Investment Category                                             Tax Equivalent
                                                     Amount          Yield
                                                  -----------   ----------------
Available-for-Sale:

Obligations of U.S. Treasury and other U.S. Agencies:
         0 - 1 year                               $   600,000          5.15 %
         Over 1 through 5 years                     8,851,652          4.02 %
         Over 5 through 10 years                         --              -- %
         Over 10 years                                   --              -- %
U.S. Agencies Mortgage-Backed Securities            1,749,457          4.33 %

Municipal Securities

           0 - 1 year                                    --                 %
           Over 1 through 5 years                      358,373         4.50 %
           Over 5 through 10 years                         --            -- %
           Over 10 years                             1,753,928         5.12 %


Other Securities:
Federal Home Loan Bank Stock, no maturity              125,000         6.75 %

Federal Reserve Bank Stock, no maturity                217,500         6.00 %

Bankers Bank Stock                                      50,068         2.08 %
                                                   -----------
              Total                                $13,705,977
                                                   ===========

Return on Equity and Assets

           Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                            Year Ended            Year Ended
                                        December 31, 2002      December 31, 2001
                                        -----------------      -----------------
Return on Average Assets                        0.92%                0.90%
Return on Average Equity                       12.60%               10.87%
Average Equity to Average Assets Ratio          7.28%                8.24%
Dividend Payout Ratio                           0.00%                0.00%

           Return on average assets is calculated by dividing net earnings by year-to-date average assets. Return on average equity is calculated by dividing net earnings by year-to-date average equity. Average equity to average assets is calculated by dividing year-to-date average equity to year-to-date average assets. The Dividend Payout Ratio is calculated by dividing the dividends paid during the year by 2002 net income.

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

         The Bank sells loan participations to correspondent banks with respect to loans that exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 2002, the Bank had $4,658,568 in outstanding participations sold. The participations sold do not restrict the purchaser in any way that would dictate that the participations sold would have to be accounted for as a secured borrowing. The participations sold are on a non-recourse basis. Should loan losses occur, the charge-offs would be allocated on a pro-rata basis.

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

Employees

         As of December 31, 2002, the Bank employed 2 persons on a part-time basis and 35 persons on a full-time basis, including 12 officers. The Bank will hire additional persons as needed, including additional tellers, loan officers, financial service representatives, and operations personnel.

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

Transfer Agent and Common Stock Registrar

         Registrar and Transfer Company serves as the Transfer Agent and Registrar for the Company's Common Stock.

Supervision and Regulation

         The following discussion is only intended to provide brief summaries of significant statutes and regulations that affect the banking industry and therefore is not complete. Changes in applicable laws or regulations, and in the policies of regulators, may have a material effect on the Company's business and prospects. Management cannot accurately predict the nature or extent of the effects on the Company's business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

The Company

         General. As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, which places the Company under the supervision of the Board of Governors of the Federal Reserve. The Company must file annual reports with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines the Company and the Bank.

     Bank Holding Company Regulation. In general, the Bank Holding Company Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board's approval before they:

     o acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;
     o    merge or consolidate with another bank holding company; or
     o    acquire substantially all of the assets of any additional banks.

     Subject to certain state laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. Under the Gramm-Leach-Bliley Act, a bank holding company meeting certain qualifications may apply to the Federal Reserve Board to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage and insurance underwriting.

     With certain exceptions, the Bank Holding Company Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines such activities are incidental or closely related to the business of banking.

     The Change in Bank Control Act of 1978 requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the Federal Reserve Board with 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition. In addition, any "company" must obtain the Federal Reserve Board's approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.

     Financial Services Modernization. The laws and regulations that affect banks and bank holding companies recently underwent significant changes as a result of the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act of 1999. Generally, the act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumers' information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     Bank holding companies may now engage in a wider variety of financial activities than permitted under previous law, particularly insurance and securities activities. In addition, in a change from previous law, a bank holding company may be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements. The act also permits national banks (and certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

     Transactions with Affiliates. The Company and the Bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate. It also requires all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

     Tie-In Arrangements. The Company and the Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit on either a requirement that the customer obtain additional services provided by either of the Company or the Bank, or an agreement by the customer to refrain from obtaining other services from a competitor. The Federal Reserve Board has adopted exceptions to its anti-tying rules that allow banks greater flexibility to package products with their affiliates. These exceptions were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

     State Law Restrictions. As a Georgia business corporation, the Company may be subject to certain limitations and restrictions under applicable Georgia corporate law. In addition, although the Bank is a national bank and therefore primarily regulated by the Office of the Comptroller of the Currency, Georgia banking law may restrict certain activities of the Bank.

The Bank

         General. The Bank, as a national banking association, is subject to regulation and examination by the OCC. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not to protect shareholders of the Company or the Bank.

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Office of the Comptroller of the Currency evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

         Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the

Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees. Also, such extensions of credit must not involve more than the normal risk of repayment or present other unfavorable features.

         Federal Deposit Insurance Corporation Improvement Act. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. Management believes that the Bank meets all such standards.

         Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has "opted out." The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Under recent Federal Deposit Insurance Corporation regulations, banks are prohibited from using their interstate branches primarily for deposit production. The Federal Deposit Insurance Corporation has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

         Georgia has "opted in" to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain requirements. Georgia law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Georgia financial institution that has been in existence for at least 3 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Georgia may not establish de novo branches in Georgia.

         Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through a fund administered by the Federal Deposit Insurance Corporation. All insured banks are required to pay semi-annual deposit insurance premium assessments to the Federal Deposit Insurance Corporation.

         Capital Adequacy. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

         The Federal Deposit Insurance Corporation and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

         The Federal Reserve also employs a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

         The Federal Deposit Insurance Corporation Improvement Act created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the Federal Deposit Insurance Corporation, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.

Recent Significant Changes in Banking Laws and Regulations

         Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the "Act") was enacted to address corporate and accounting fraud. The Act establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the "SEC"); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one "audit committee financial expert."

         The Act requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Act, (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company's financial statements was due to corporate misconduct;
(ii) prohibits an officer or director from misleading or coercing an auditor;
(iii) prohibits insider trades during pension fund "blackout periods"; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Item 2.  Description of Property

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

Item 3.  Legal Proceedings
-------  -----------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

           No matter was submitted during the fourth quarter ended December 31, 2002 to a vote of security holders of the Company.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-------  --------------------------------------------------------

A.         Market Information

           During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

B.         Holders of Common Stock

           On March 25, 2003, the number of holders of record of the Company's Common Stock was 620.

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

D.         Recent Sales of Unregistered Securities

         On February 14, 2003, the Company completed a private placement offering pursuant to which it issued 44,400 shares of its common stock to various investors, including a director of the Company, pursuant to a private placement of the Company's common stock. The Company received $444,000 in consideration of these issuances. The issuance of the common stock was made in reliance upon the exception from registration provided by Rule 506 promulgated under the Securities Act of 1933, as amended. All of the securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. The offers and sales were made without any public solicitation, and the stock certificates bear a restrictive legend. No underwriter was involved in these transactions and no commissions were paid.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
          of Operations
         --------------

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, related notes and statistical information included herein.

Critical Accounting Policies

         The accounting and financial reporting policies of the Company and the Bank conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Following is a description of the accounting policies applied by the Company, which are deemed "critical". In determining which accounting policies are "critical" in nature, the Company has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on the Company's financial statements. Financial results could differ significantly if different judgments or estimates are applied.

Allowance for Loan Losses

         The allowance for loan losses is an estimate of the losses that may be sustained in the Bank's portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The use of these values is inherently subjective and the Bank's actual losses could be greater or less than the estimates.

         The Bank's allowance for loan losses has two basic components: (1) specific loss estimates for individually classified and impaired loans, and (2) general loss estimates on loans for which no impairment has been identified and large groups of smaller balance homogeneous loans. Specific loss estimates on individual loans include subjective evaluations related to secondary sources of repayment for the loan which are principally collateral liquidation. The general loss allocations use historical loss ratio experience which may not be indicative of the actual losses present in the loan portfolio at a given point in time.

         While the basic methodology of the Bank's loan loss allowance estimation process has not changed, management continuously re-evaluate the use of historical loss factors, national and local economic trends, credit concentrations and other relevant factors in determining the adequacy of the allowance for loan loss.

         This estimation process associated with the allowance for loan losses can have significant effects in the estimated loan loss expense of a given period. Generally, the allowance for loan losses increases as the outstanding balance of loans increase or the level of classified or impaired loans increases. Loans or portions of loans that are deemed uncollectible are charged against and reduce the allowance.

Stock Split

The Board of Directors declared a 2-for-1 stock split for shareholders of record as of July 31, 2002. As a result of the stock split, all share and per share information has been presented to show the effect of the 2-for-1 stock split.

Private Placement Offering

Beginning October 4, 2002, the Company, commenced a private placement of its Common Stock which terminated February 14, 2003. Shares were offered and sold pursuant to an exemption from the registration requirements of the applicable federal and state securities laws, and therefore none of the offered and sold shares are registered with the United States Securities and Exchange Commission or any state securities commission.

         Proceeds from the offering, net of offering costs of $431,296, were contributed to the Bank to support future growth. At December 31, 2002, the Company had accepted subscriptions for 8,500 shares in connection with the offering.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

       For the year ended December 31, 2002, assets increased and net earnings improved. Diluted earnings per common share increased by $.15 from $.56 at December 31, 2001 to $.71 at December 31, 2002. Total assets increased by 12% from $107,412,440 at December 31, 2001 to $120,632,571 at December 31, 2002. Net
loans increased from $72,905,199 at December 31, 2001, to $95,016,120 at December 31, 2002, due to strong loan demand coupled with a focused marketing effort. Net charge-offs for 2002 were $102,538 compared to $19,341 in 2001. The higher net loan charge-offs in the twelve months ended December 31, 2002 involved primarily the charge off of two loans of approximately $21,300 and $32,300 respectively. Although there was a significant increase in the amount of charge-offs for the twelve-month period ended December 31, 2002, it is management's belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio. At December 31, 2002, the Bank's allowance for loan loss reserve ratio was 1.40% of total loans, a decrease from 1.43% at December 31, 2001.

         Deposits increased for the same period by $11,053,379 or 11%, from $96,661,061 in 2001 to $107,714,440 at December 31, 2002. The increase was primarily attributable to continued growth in the community served by the Bank coupled with the Bank's competitive position in the market. The Bank's investment portfolio increased $2,414,366, or 22%, from $11,245,863 in 2001 to $13,660,229 in 2002, a result of the net purchase of bonds and an increase in the market value of the bond portfolio.

         The Bank's loan to deposit ratio was 88.2% at December 31, 2002, compared to 75.4% at December 31, 2001. Pre-tax earnings increased significantly in 2002 because of higher levels of average earning assets, from $80.2 million in 2001 to $105.8 million in 2002. Increased earning assets help offset a decline in the net interest margin that resulted from changes in the current economic environment during 2002. Net interest income increased by $880,255, or 24%, from $3,704,955 in 2001 to $4,585,210 in 2002. Non-interest expense increased by 28% from $3,077,874 for 2001 to $3,952,669 for 2002. This increase was the result of an increase in personnel expenses and other overhead expenses used to grow the Bank. Non-interest income increased by $512,366 from $865,281 for 2001 to $1,377,647 for 2002. This increase was due to the increased volume of deposit accounts, fees associated with overdraft protection service and higher mortgage origination fees.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         For the year ended December 31, 2001, assets increased and earnings before income taxes improved; however, earnings after taxes declined from $840,047 at December 31, 2000 to $785,834 at December 31, 2001. Diluted earnings per common share decreased by $.05 from $.61 at December 31, 2000 to $.56 at December 31, 2001. Total assets increased by 59.3% from $67,265,036 at December 31, 2000 to $107,412,440 at December 31, 2001. Net loans increased from $50,691,223 at December 31, 2000, to $72,905,199 at December 31, 2001. Net
charge-offs for 2001 were $19,342 compared to

$22,707 in 2000. At December 31, 2001, the Bank's allowance for loan loss reserve ratio was 1.43% of total loans, a decrease from 1.52% at December 31, 2000.

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

           Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost, calculated on a fully tax equivalent basis for the years indicated.

                                                           Year Ended                         Year Ended
(in thousands)                                         December 31, 2002                  December 31, 2001
                                                       -----------------                  -----------------
                                                              Interest                          Interest
                                                 Average       Income/    Yield/     Average     Income/    Yield/
                                                 Balance      Expense      Cost      Balance     Expense     Cost
                                                 -------      -------      ----      -------     -------     ----
Interest-bearing deposits                          $   66    $      1      1.52%     $    100  $       4       4.00%
Federal funds sold                                  8,160         134      1.64%        6,389        227       3.56%
Securities:
    Taxable                                        10,262         449      4.38%        9,534        532       5.58%
    Tax-exempt                                      2,130         117      5.49%        1,970        105       5.33%
Loans, net                                         85,184       6,706      7.87%       62,159      5,811       9.35%
                                                   ------       -----                  ------      -----
          Total earning assets                   $105,802    $  7,407      7.00%     $  80,152 $   6,679       8.33%
                                                  =======       =====                   ======     =====       ====

Interest bearing demand and savings              $ 35,003    $    474      1.35%     $ 27,910  $     696       2.49%
Time deposits                                      50,998       2,113      4.14%       36,382      2,068       5.68%
Other borrowings                                    3,070         195      6.35%        2,509        174       6.94%
                                                    -----       -----                  ------      -----


          Total interest-bearing liabilities   $   89,071    $  2,782      3.12%     $ 66,801  $   2,938       4.40%
                                                 ========       =====                  ======      =====       ====

Net spread on earning assets                                               3.88%                               3.93%
                                                                           ====                                ====

          Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.

         Net spread on earning assets on a tax equivalent basis for the years ended December 31, 2002 and 2001 was 3.88% and 3.93%, respectively. Falling interest rates affected the Bank's net spread on earning assets as assets repriced faster than liabilities. However, increased volume, especially in loans, helped offset the downward pressure on the net interest margin, resulting in an increase in net interest income from $3,704,955 for the year ended December 31, 2001 to $4,585,210 for the year ended December 31, 2002. Net interest income increased from $3,003,380 for the year ended December 31, 2000 to $3,704,955 for the year ended December 31, 2001. This increase was primarily attributable to higher loan volume.

         Net spread on earning assets for the years ended December 31, 2001 and 2000 were 3.93% and 4.20%, respectively. Falling interest rates affected the Bank's net spread on earning assets as assets repriced faster than liabilities. However, increased volume helped offset the downward pressure on the net interest margin, resulting in an increase in net interest income from $3,003,380 for the year ended December 31, 2000 to $3,704,955 for the year ended December 31, 2001.

Non-Interest Income

         Non-interest income for the year ended December 31, 2002 and December 31, 2001 amounted to $1,377,647 and $865,281, respectively. As a percentage of average assets, non-interest income increased from 0.99% in 2001 to 1.20% in 2002. The increase in non-interest income during 2002 is attributable to the increase in service charges on deposit accounts which, in turn, is attributable to an increase in the number of deposit accounts and the fees associated with a new overdraft protection program that was implemented in 2002.

         Mortgage origination fees increased $78,300 during 2002 as the Bank continued directly managing the product line. The Bank also experienced unprecedented mortgage loan demand as mortgage rates reached 40 year lows during 2001 and continued in 2002.

         The following table summarizes the major components of non-interest income for the years ended December 31, 2002 and December 31, 2001.

                                                     Year Ended December 31,
                                                      2002            2001
                                                      ----            ----
         Service fees on deposit accounts           $ 1,043,849    $ 606,518
         Mortgage origination fees                      237,353      159,051
         Miscellaneous, other                            96,445       99,712
                                                      ---------      -------
              Total non-interest income             $ 1,377,647    $ 865,281
                                                      =========      =======

         Non-interest income for the year ended December 31, 2001 and December 31, 2000 amounted to $865,281 and $548,323, respectively. As a percentage of average assets, non-interest income increased from .83% in 2000 to .99% in 2001. The increase in non-interest income during 2001 was attributable to the increase in service charges on deposit accounts which was attributable to an increase in the number of deposit accounts, as well as higher transactional volume, higher mortgage origination fees, and a gain on the sale of investment securities.

Non-Interest Expense

         Non-interest expense increased from $3,077,873 during 2001 to $3,952,669 in 2002. As a percentage of total average assets, non-interest expense decreased from 3.51% to 3.45%. Management attributes this decrease in the ratio of non-interest expense to average assets to the results of expense control initiatives and increased levels of overhead coverage from earning assets. Below are the components of non-interest expense for the years ended December 31, 2002 and 2001.

                                            Year Ended            Year Ended
                                         December 31, 2002     December 31, 2001
                                         -----------------     -----------------
Salaries and other compensation             $ 1,677,480       $    1,324,468
Employee benefits                               322,706              252,978
Net occupancy and equipment expense             594,549              489,216
Professional and other outside services         216,603              177,089
Other expense                                 1,141,331              834,123
                                              ---------           ----------
     Total non-interest expense             $ 3,952,669       $    3,077,874
                                              =========            =========

           Non-interest expense increased from $2,460,456 during 2000 to $3,077,873 in 2001. As a percentage of total average assets, non-interest expense decreased from 3.71% to 3.51%. Management attributed this decrease in the ratio of non-interest expense to average assets to increased coverage of overhead expenses from earning assets and an expense control initiative continued in 2001.

           During 2002, the allowance for loan losses grew from $1,059,635 at December 31, 2001 to $1,346,502 at December 31, 2002. During 2002, the allowance for loan losses as a percent of gross loans decreased from 1.43% to 1.40%. There were $36,266 in gross charge-offs during 2001 and $129,209 in charge-offs during 2002. As of December 31, 2002, management considers the allowance for loan losses to be adequate. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

           Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risks.

           The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 2002 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity. In addition, call provisions in the bond portfolio and loan prepayments may affect actual maturities.

(in thousands)                                       After         After
                                                     Three          six         After
                                       Within        Months       months       one year       After
                                       Three       but within   but within    but within      five
                                       months      six months    one year     five years      years        Total
                                       ------      ----------    --------     ----------      -----        -----
EARNINGS ASSETS
   Loans                                $ 45,410         4,785        4,315        40,778        1,193        96,481
   Investment Portfolio                        -             -          621         9,604        3,828        14,053
   Federal funds sold                        962             -            -             -            -           962
                                         -------         -----        -----        ------        -----       -------
      Total earning assets              $ 46,372         4,785        4,936        50,382        5,021       111,496
                                         -------         -----        -----        ------        -----       -------
SUPPORTING SOURCE OF FUNDS
   Interest-bearing demand
      deposits and savings                35,929             -            -             -            -        35,929
   Certificates, less than $100M           4,903        11,759        8,843        12,454            -        37,959
   Certificates, $100M and over            2,452         6,829        3,052         5,483            -        17,816
   FHLB Advances                               -             -            -         2,500            -         2,500
   Note payable                                -             -            -         1,000            -         1,000
                                          ------        ------       ------        ------        -----        ------
      Total interest-bearing
        liabilities                       43,284        18,588       11,895        21,437            -        95,204
                                          ------        ------       ------        ------        -----        ------

Interest-sensitivity gap                   3,088       (13,803)      (6,959)       28,945        5,021        16,292
                                          ======        ======        =====        ======       ======        ======
Cumulative interest-
sensitivity gap                            3,088       (10,715)     (17,674)       11,271       16,292
                                          ======        ======        =====        ======       ======

Interest-sensitivity gap ratio              1.07          (.26)        (.41)         2.35          N/A
Cumulative interest-
sensitivity gap ratio                       1.07          (.83)        (.76)         1.12          N/A

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

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $11.1 million during 2002 and by $41.1 million in 2001. Below are the pertinent liquidity balances and ratios for the years ended December 31, 2002 and

December 31, 2001.

                                             Year Ended            Year Ended
                                          December 31, 2002    December 31, 2001
                                          -----------------    -----------------

Cash and cash equivalents                    $ 6,677,093        $  18,050,304
Securities                                    14,052,797           11,600,931
CDs over $100,000 to total deposits ratio            17%                  10%
Loan to deposit ratio                                88%                  75%
Brokered deposits                                      0                    0

         At December 31, 2002, large denomination certificates of deposit accounted for 17% of total deposits. Large denomination certificates of deposit are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination certificates and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination certificates may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Rockdale and Newton Counties, Georgia, or surrounding counties, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Rockdale and Newton Counties, as outside depositors are more likely to be interest rate sensitive.

         Cash and cash equivalents are the primary source of liquidity. At December 31, 2002, cash and cash equivalents amounted to $6.7 million, representing 5.5% of total assets. Securities available for sale provide a secondary source of liquidity. Approximately $1,034,000 were called, matured or paid down in 2002.

         Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2002, the Company had no brokered deposits in its portfolio.

         Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way in the foreseeable future.

         The Company has entered into a credit facility with a correspondent bank that provides for borrowings up to $2,500,000. The credit facility bears interest at the prime interest rate less 1/2% payable quarterly and matures on March 31, 2004. At maturity, the Company has the option to amortize the balance over ten years. Borrowings under the facility are collateralized by the stock of the Bank. The Company is subject to certain covenants that include minimum tangible capital levels and capital ratios, return on asset ratios, non-performing asset limits, and allowance for loan loss levels. At December 31, 2002, outstanding borrowings under this credit facility were $ 1,000,000 and the interest rate was 3.75%.

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

Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital. At December 31, 2002 the Bank had a risk-based capital ratio of 10.05% with 8.79% consisting of Tier 1 capital.

         The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into total average assets. For banks that are not rated CAMELS-1 by their primary regulator, the minimum leverage ratio should be 4.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors. At December 31, 2002, the Bank had a leverage ratio of 7.52%

         The Federal Reserve Board, the OCC and the FDIC have adopted a rule that adds a measure of interest rate risk to the determination of supervisory capital adequacy. In connection with this rule, the agencies have implemented a measurement process to measure interest rate risk. Under this proposal, all items reported on the balance sheet, as well as off-balance sheet items, would be reported according to maturity, repricing dates and cash flow characteristics. A bank's reporting position would be multiplied by duration-based risk factors and weighted according to rate sensitivity. The net risk weighted position would be used in assessing capital adequacy. The objective of this complex proposal is to determine the sensitivity of a bank to various rising and declining interest rate scenarios.

         For additional information regarding regulatory capital ratios, refer to Note 12 of the Consolidated Financial Statements.

Item 7.  Financial Statements
-------  --------------------

 The following consolidated financial statements are filed with this report:

 Report of Independent Certified Public Accountants

 Consolidated Balance Sheets--December 31, 2002 and 2001

 Consolidated Statements of Earnings--Years Ended December 31, 2002, and 2001

Consolidated Statements of Comprehensive Income--Years Ended December 31, 2002 and 2001

Consolidated Statements of Changes in Stockholders' Equity--Years Ended December 31,2002 and 2001

 Consolidated Statements of Cash Flows--Years Ended December 31, 2002 and 2001

 Notes to Consolidated Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Liberty National Bancshares, Inc.
Conyers, Georgia

We have audited the accompanying consolidated balance sheets of Liberty National Bancshares, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty National Bancshares, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Porter Keadle Moore, LLP

Atlanta, Georgia
March 12, 2003

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001

                                     Assets

                                                                                             2002            2001
                                                                                             ----            ----
Cash and due from banks, including reserve requirements of
    approximately $503,000 in both years                                             $      5,715,047       4,805,299
Federal funds sold                                                                            962,046      13,245,005
                                                                                          -----------     -----------

     Cash and cash equivalents                                                              6,677,093      18,050,304

Investment securities available for sale                                                   13,660,229      11,245,863
Other investments                                                                             392,568         355,068
Loans, net                                                                                 95,016,120      72,905,199
Premises and equipment, net                                                                 3,704,983       3,831,826
Accrued interest receivable                                                                   568,304         506,542
Other assets                                                                                  613,274         517,638
                                                                                          -----------     -----------

                                                                                     $    120,632,571     107,412,440
                                                                                          ===========     ===========

                          Liabilities and Stockholders' Equity

Deposits:

     Demand                                                                          $     16,010,585      14,683,964
     Interest-bearing demand                                                               33,018,239      37,206,928
     Savings                                                                                2,910,717       2,908,078
     Time                                                                                  55,774,899      41,862,091
                                                                                          -----------     -----------

             Total deposits                                                               107,714,440      96,661,061

Note payable                                                                                1,000,000              --
Accrued interest payable and other liabilities                                                257,741         381,744
FHLB advances                                                                               2,500,000       2,500,000
                                                                                          -----------     -----------

             Total liabilities                                                            111,472,181      99,542,805
                                                                                          -----------     -----------
Commitments

Stockholders' equity:

     Common stock, $.50 par value; authorized 10,000,000
         Shares; 1,419,000 and 1,412,376 issued and outstanding                               709,500         706,188
     Additional paid-in capital                                                             6,502,828       6,471,196
     Retained earnings                                                                      1,719,161         668,876
     Accumulated other comprehensive income                                                   228,901          23,375
                                                                                          -----------     -----------

             Total stockholders' equity                                                     9,160,390       7,869,635
                                                                                          -----------     -----------

                                                                                     $    120,632,571     107,412,440
                                                                                          ===========     ===========

See accompanying notes to consolidated financial statements

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

                       Consolidated Statements of Earnings

                 For the Years Ended December 31, 2002 and 2001

                                                                                              2002           2001
                                                                                              ----           ----
Interest income:

     Interest and fees on loans                                                        $      6,705,558     5,810,944
     Interest on federal funds sold                                                             134,517       227,408
     Interest on U.S. Treasuries and Government agencies securities                             430,305       508,581
     Interest on state, county and municipal securities                                          77,034        69,389
     Other investment income                                                                     19,781        26,507
                                                                                              ---------     ---------
             Total interest income                                                            7,367,195     6,642,829
                                                                                              ---------     ---------
Interest expense:
     Deposits:
     Interest-bearing demand                                                                    457,346       654,840
     Savings                                                                                     17,044        41,813
     Time                                                                                     2,112,882     2,067,526
     Other                                                                                      194,713       173,695
                                                                                              ---------     ---------
             Total interest expense                                                           2,781,985     2,937,874
                                                                                              ---------     ---------
             Net interest income                                                              4,585,210     3,704,955
Provision for loan losses                                                                       389,405       295,140
                                                                                              ---------     ---------
             Net interest income after provision for loan loss 1osses                         4,195,805     3,409,815
                                                                                              ---------     ---------
Other income:

     Service charges on deposit accounts                                                      1,043,849       606,518
     Investment securities gains                                                                  2,000        25,808
     Mortgage origination fees                                                                  237,353       159,051
     Other income                                                                                94,445        73,904
                                                                                              ---------     ---------
            Total other income                                                                1,377,647       865,281
                                                                                              ---------     ---------
Other expenses:

     Salaries and other compensation                                                          1,677,480     1,324,468
     Employee benefits                                                                          322,706       252,978
     Net occupancy and equipment expense                                                        594,549       489,216
     Professional and other outside services                                                    216,603       177,089
     Other expense                                                                            1,141,331       834,123
                                                                                              ---------     ---------
             Total other expenses                                                             3,952,669     3,077,874
                                                                                              ---------     ---------
             Earnings before income taxes                                                     1,620,783     1,197,222
Income taxes                                                                                    570,498       411,388
                                                                                              ---------     ---------
             Net earnings                                                              $      1,050,285       785,834
                                                                                              =========     =========
Net earnings per common share:

     Basic earnings per common share                                                   $            .74           .57
                                                                                                    ===           ===
     Diluted earnings per common share                                                 $            .71           .56
                                                                                                    ===           ===








See accompanying notes to consolidated financial statements.

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

                 Consolidated Statements of Comprehensive Income

                 For the Years Ended December 31, 2002 and 2001

                                                                                                  2002          2001
                                                                                                  ----          ----
Net earnings                                                                                $    1,050,285       785,834

Other comprehensive income (loss):

  Unrealized holding gains (losses) on investment securities available for sale arising
     during period                                                                                 313,402       179,346
  Reclassification adjustment for (gains) losses on investment securities available for
     sale                                                                                           (2,000)      (25,808)
                                                                                                 ---------     ---------

                Total other comprehensive income (loss) before tax                                 311,402       153,538
                                                                                                 ---------     ---------
Income taxes related to other comprehensive income:
  Unrealized holding gains (losses) on investment securities available for sale arising
     during period                                                                                (106,556)      (60,977)
  Reclassification adjustment for gains (losses) on investment securities available for
     sale                                                                                              680         8,774
                                                                                                 ---------     ---------

                Total income taxes related to other comprehensive income (loss)                   (105,876)      (52,203)
                                                                                                 ---------     ---------
                Total other comprehensive (loss) income, net of tax                                205,526       101,335
                                                                                                 ---------     ---------
                Total comprehensive income (loss)                                           $    1,255,811       887,169
                                                                                                 =========       =======






























See accompanying notes to consolidated financial statements.

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

           Consolidated Statements of Changes in Stockholders' Equity

                 For the Years Ended December 31, 2002 and 2001



                                                                           Retained         Accumulated
                                                          Additional       Earnings            Other
                                            Common         Paid-in       (Accumulated      Comprehensive
                                             Stock         Capital         Deficit)        Income (Loss)      Total
                                          -----------    -----------     ------------      -------------    ----------
Balance at December 31, 2000           $      676,188       6,051,196        (116,958)       (77,960)        6,532,466
Net earnings                                        -               -         785,834              -           785,834
Sale of common stock                           30,000         420,000               -              -           450,000
Change in comprehensive income                                                               101,335           101,335
                                          ------------ --------------- --------------        -------         ---------

Balance at December 31, 2001                  706,188       6,471,196         668,876         23,375         7,869,635
Net earnings                                        -               -       1,050,285              -         1,050,285
Exercise of stock options                       3,312          31,632               -              -            34,944
Change in comprehensive income                      -               -               -        205,526           205,526
                                          ------------ --------------- ---------------       -------         ---------
                                                    -               -               -
Balance at December 31, 2002           $      709,500       6,502,828       1,719,161        228,901         9,160,390
                                              =======       =========       =========        =======         =========






























See accompanying notes to consolidated financial statements.

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

                      Consolidated Statements of Cash Flows

                 For the Years Ended December 31, 2002 and 2001

                                                                                                2002           2001
                                                                                                ----           ----
Cash flows from operating activities:

    Net earnings                                                                      $       1,050,285        785,834
    Adjustments to reconcile net earnings to net cash provided by operating activities:

        Net amortization of premium/discounts on investment securities                           69,653         44,686
        Net gains on sales of investment securities available for sale                           (2,000)       (25,808)
        Depreciation of premises and equipment                                                  259,269        231,583
        Provision for loan losses                                                               389,405        295,140
        Deferred income tax benefit                                                            (107,612)       (99,717)
        Change in deferred loan fees                                                             29,574         (6,107)
        Change in accrued interest receivable                                                   (61,762)        10,619
        Change in accrued interest payable                                                       13,552         20,575
        Change in other assets and other liabilities                                            (42,270)        (9,289)
                                                                                           ------------    -----------
                  Net cash provided by operating activities                                   1,598,094      1,247,516
                                                                                           ------------    -----------
Cash flows from investing activities:
    Purchases of investment securities available for sale                                    (5,856,936)   (12,660,556)
    Purchases of other investments                                                              (37,500)            --
    Maturities and paydowns of investment securities available for sale                       1,034,318         87,522
    Sales of investment securities available for sale                                         2,652,001      2,424,938
    Calls of investment securities available for sale                                                --      9,450,000
    Net change in loans                                                                     (22,697,932)   (22,502,979)
    Purchases of premises and equipment                                                        (132,427)    (1,139,194)
    Improvements to other real estate owned                                                     (21,152)            --
                                                                                           ------------    -----------
                  Net cash used by investing activities                                     (25,059,628)   (24,340,269)
                                                                                           ------------    -----------
Cash flows from financing activities:
    Net change in demand and savings deposits                                                (2,859,429)    21,917,764
    Net change in time deposits                                                              13,912,808     19,229,628
    Proceeds from other borrowings                                                            1,000,000             --
    Proceeds from exercise of stock options                                                      34,944             --
    Proceeds from sale of stock                                                                      --        450,000
    Net change in Federal funds purchased                                                            --     (2,500,000)
                                                                                           ------------    -----------
                                                                                                     --
                  Net cash provided by financing activities                                  12,088,323     39,097,392
                                                                                           ------------    -----------
Net change in cash and cash equivalents                                                     (11,373,211)    16,004,639
Cash and cash equivalents at beginning of year                                               18,050,304      2,045,665
                                                                                           ------------    -----------
Cash and cash equivalents at end of year                                              $       6,677,093     18,050,304
                                                                                           ============    ===========

Supplemental disclosures of cash flow information and noncash investing and financing activities:

    Cash paid for interest                                                            $       2,768,433      2,917,299
    Cash paid for income taxes                                                        $         568,079        400,089
    Transfer of loans to other real estate                                            $         168,032             --
    Change in unrealized gains/losses on investment securities available for sale,
       net of tax                                                                     $         205,526        101,335




See accompanying notes to consolidated financial statements.

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Nature of Operations

       Liberty National Bancshares, Inc. (the "Company"), provides a full range of banking services to individual and corporate customers through its bank subsidiary, Liberty National Bank (the "Bank"), located in Conyers (Rockdale County), Georgia. The Bank has two offices in Conyers (Rockdale County), Georgia, and one office in Covington (Newton County), Georgia and conducts its banking activities primarily in Rockdale County and surrounding counties. The Company and its subsidiary are subject to the regulations of certain government agencies and, therefore, undergo periodic examinations by those regulatory authorities.

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

       Basis of Presentation

       The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America ("GAAP") and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

       Investment Securities

       The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2002 and 2001, all securities were classified as available for sale.

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

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

              Notes to Consolidated Financial Statements, continued

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

       Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in eight different categories. Grades five through eight are assigned allocations of loss based on management's estimate of potential loss, which is generally based on discounted, collateral deficiencies or loss percentages by grade used by the Federal bank regulators. Loans graded one through four are stratified by type and allocated loss ranges based on peer group loss experience and regulatory guidelines as the Company does not have a significant loss history of its own. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. Management uses an outsourced loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loan losses.

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

       Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.

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

              Leasehold improvements                          1 year
              Buildings and improvements                      10 - 40 years
              Furniture, fixtures and equipment               3 - 10 years

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

       Income Taxes

       The Company uses the liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, this method requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

       In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

       Statement of Cash Flows

       For purposes of reporting cash flows, the Company includes cash on hand, due from banks and federal funds sold as cash and cash equivalents.

       Stock-Based Compensation

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

                                                                                             2002          2001
                                                                                             ----          ----
             Net earnings, as reported                                                $     1,050,285       785,834
             Proforma  stock-based  compensation  cost adjustments  associated with
               new grants, net of tax                                                         (97,089)      (22,400)
                                                                                         ------------  ------------

             Proforma net earnings                                                    $       953,196       763,434
                                                                                         ============  ============
             Basic earnings per share, as reported                                    $           .74           .57
             Proforma  stock-based  compensation  cost adjustments  associated with
               new grants, net of tax, per share                                                 (.07)         (.01)
                                                                                         ------------  ------------

             Basic proforma earnings, per share                                       $           .67           .56
                                                                                         ============  ============


             Diluted earnings per share, as reported                                  $           .71           .56
             Proforma  stock-based  compensation  cost adjustments  associated with
                 new grants, net of tax, per share                                              (.07)          (.02)

             Diluted proforma earnings, per share                                     $           .64           .54
                                                                                         ============  ============

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

       Stock Based Compensation, continued

       For the proforma disclosure purposes above, the Company immediately recognized the expense associated with the option grants assuming that all awards will vest. The fair value of the options on the grant date using the minimum value option pricing model, no dividend yield and an expected life of 10 years and other information used to estimate the fair value is as follows:

                                                             2002      2001
                                                             ----      ----
            Weighted  average  fair  value of options
              at the grant date                        $      2.50      2.43
            Risk-free interest rates                          4.14%     5.00%

       See note 13 for additional information regarding stock option plans.

       Net Earnings Per Share

       Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effects of potential common shares outstanding during the period. The average market price during the year is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the years ended December 31, 2002 and 2001 are as follows:

                                                                                        Average
                                                                        Net             Shares          Per Share
                                                                     Earnings         Outstanding         Amount
                                                                    ------------     --------------     -----------
       For the year ended December 31, 2002:
         Net earnings - basic                                    $    1,050,285         1,416,895          $   .74
                                                                                                           =======
         Effect of dilutive stock options                                     -            73,076
                                                                 --------------         ---------
         Net earnings - diluted                                  $    1,050,285         1,489,971          $   .71
                                                                 ==============         =========          =======
       For the year ended December 31, 2001:

         Net earnings - basic                                    $      785,834         1,368,486          $   .57
                                                                                                           =======

         Effect of dilutive stock options                                     -            44,500
                                                                 --------------         ---------
         Net earnings - diluted                                  $      785,834         1,412,986          $   .56
                                                                 ==============         =========          =======

(2)    INVESTMENT SECURITIES

       Securities available for sale at December 31, 2002 and 2001, are as follows:

                                                                             December 31, 2002
                                                    --------------------------------------------------------------------
                                                                          Gross             Gross           Estimated
                                                      Amortized        Unrealized         Unrealized          Fair
                                                         Cost             Gains             Losses            Value
                                                     -----------       ----------         -----------      ----------
             U.S. Treasury securities            $     2,571,232           25,784                 -         2,597,016
             U.S. Government agencies                  6,880,419          257,675                 -         7,138,094
             State and municipal                       2,112,301           50,756                 -         2,163,057
             Mortgage backed securities                1,749,457           13,557               952         1,762,062
                                                     -----------         --------               ---        ----------
                                                 $    13,313,409          347,772               952        13,660,229
                                                     ===========          =======               ===        ==========

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

              Notes to Consolidated Financial Statements, continued

(2)    INVESTMENT SECURITIES, continued

                                                                             December 31, 2001
                                                    -----------------------------------------------------------------
                                                                          Gross             Gross           Estimated
                                                      Amortized        Unrealized         Unrealized          Fair
                                                         Cost             Gains             Losses            Value
                                                    ------------       ----------         ----------       ----------
             U.S. Government agencies            $     8,289,741          149,877           105,123         8,334,495
             State and municipal                       2,150,968            3,263            12,220         2,142,011
             Mortgage backed securities                  769,736            5,905             6,284           769,357
                                                      ----------          -------           -------        ----------
                                                 $    11,210,445          159,045           123,627        11,245,863
                                                      ==========          =======           =======        ==========

       Other investments consist of Federal Reserve Bank of Atlanta stock, Federal Home Loan Bank of Atlanta stock and the Bankers Bank stock.

       The amortized cost and estimated market value of investment securities available for sale at December 31, 2002, by contractual maturity, are shown as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                    Amortized       Estimated
                                                        Cost       Fair Value

          Due in one year or less               $       600,000        620,998
          Due after one year through five years       9,210,025      9,493,935
          Due after five years through ten years              -              -
          Greater than ten years                      1,753,927      1,783,234
          Mortgage backed securities                  1,749,457      1,762,062
                                                     ----------     ----------
                                                $    13,313,409     13,660,229
                                                     ==========     ==========
       The following summarizes investment securities sales activities for the years ended December 31, 2002 and 2001:

                                                        2002            2001
                                                        ----            ----
          Proceeds from sales of securities      $    2,652,001       2,424,938
                                                      =========       =========
          Gross gains on sales of securities              7,188          25,808
          Gross losses on sales of securities            (5,188)              -
                                                      ---------       ---------
              Net gains on sales of securities   $        2,000          25,808
                                                      =========       =========


       Securities with a carrying value of approximately $6,288,000 and $5,015,000 at December 31, 2002 and 2001, respectively were pledged to secure public deposits and for other purposes.

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

(3)    LOANS

        Major classifications of loans at December 31, 2002 and 2001, are summarized as follows:

                                                    2002            2001
                                                    ----            ----
          Commercial                         $   8,998,629       8,261,859
          Loans secured by real estate:
              Construction                      23,047,290      16,365,071
              Individual mortgage               16,701,435       8,520,477
              Commercial mortgage               45,045,979      37,202,361
          Installment and simple interest        2,688,066       3,704,269
                                                ----------      ----------
                                                96,481,399      74,054,037

          Less:

              Net deferred loan fees               118,777          89,203
              Allowance for loan losses          1,346,502       1,059,635
                                                ----------      ----------
                   Net loans                 $  95,016,120      72,905,199
                                                ==========      ==========

       The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Rockdale County and other surrounding Georgia counties. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

       At December 31, 2002 and 2001, the Bank had no non-accrual loans or loans that were considered impaired.

       The following is a summary of transactions in the allowance for loan losses:

                                                          2002         2001
                                                          ----         ----
          Balance, beginning of year                  $ 1,059,635     783,836
          Provision charged to expense                    389,405     295,140
          Loans charged off                              (129,209)    (36,266)
          Recoveries of loans previously charged off       26,671      16,925
                                                        ---------   ---------
          Balance, end of year                        $ 1,346,502   1,059,635
                                                        =========   =========

(4)    PREMISES AND EQUIPMENT

       Premises and equipment at December 31, 2002 and 2001, are summarized as follows:

                                                                      2002            2001
                                                                      ----            ----
          Land and improvements                               $     1,694,848      1,694,849
          Buildings and improvements                                1,700,221      1,638,684
          Furniture, fixtures and equipment                         1,260,897      1,190,006
          Leasehold improvements                                       41,754         41,754
                                                                    ---------      ---------
                                                                    4,697,720      4,565,293

          Less:  Accumulated depreciation and amortization            992,737        733,467
                                                                    ---------      ---------
                                                              $     3,704,983      3,831,826
                                                                    =========      =========

       Depreciation expense and leasehold amortization was $259,269, and $231,583 for the years ended December 31, 2002 and 2001, respectively.

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

(5)    DEPOSITS

       The aggregate amount of time deposits, each with a minimum denomination of $100,000, was approximately $17,816,000 and $9,653,000 at December 31,
       2002 and 2001, respectively.

       At December 31, 2001, the scheduled maturities of time deposits are as follows:

                    2003                             $    37,805,715
                    2004                                   8,438,629
                    2005                                   2,546,515
                    2006                                     553,925
                    2007 and thereafter                    6,430,115
                                                           ---------
                                                     $    55,774,899
                                                          ==========

(6)    NOTE PAYABLE

       In March 2002, the Company entered into a credit facility with a correspondent bank that provides for borrowings of up to $2,500,000. The credit facility bears interest at the prime interest rate less 1/2% payable quarterly and matures on March 31, 2004. At maturity, the Company has the option to amortize the balance over ten years. Borrowings under the facility are collateralized by the stock of the Bank. The Company is subject to certain covenants that include minimum tangible capital levels and capital ratios, return on asset ratios, non-performing asset limits, and allowance for loan loss levels. At December 31, 2002, outstanding borrowings under this credit facility were $1,000,000, with an interest rate of 3.75%.

(7)    FHLB ADVANCES

       At December 31, 2002 and 2001, the Bank had two advances outstanding totaling $2,500,000 from the Federal Home Loan Bank of Atlanta (the "FHLB"). The Bank has pledged approximately $2,878,000 in U.S. Government securities as collateral for the advances. One of the advances totaling $1,250,000 matures on March 3, 2005, bears interest at a fixed rate of 6.9% per annum, and provides the FHLB the option, beginning March 3, 2003, to convert this advance into a three-month LIBOR-based floating rate advance. The other advance totaling $1,250,000 matures on March 22, 2005, bears interest at a fixed rate of 6.6% per annum, and provides the FHLB the option, beginning March 22, 2002, to convert this advance into a three-month LIBOR-based floating rate advance. Both advances were obtained in 2000. If the FHLB elects not to convert the advances, then the Bank may elect to terminate in whole these transactions on any payment date with the payment of a prepayment fee to the FHLB. If the FHLB elects to convert the advances, the

       Bank may elect to terminate the transactions without payment of a prepayment fee on any subsequent date. As of December 31, 2002, no advances had been converted as described above.

(8)    STOCKHOLDERS' EQUITY

       Beginning October 4, 2002, the Company commenced a private placement of up to 100,000 shares of its Common Stock at $10 per share. As the shares were offered and sold pursuant to an exemption from the registration requirements of the applicable Federal and state securities laws, none of the offered and sold shares will be registered with the United States Securities and Exchange Commission or any state securities commission. The offering expired on February 14, 2003. Proceeds from the offering, net of offering costs, totaled approximately $431,315, and will be contributed to the Bank to support future growth. At December 31, 2002, the Company had subscriptions for 8,500 shares.

       In 2001, in connection with the addition of a new board member, the Company sold 60,000 shares of common stock and received $450,000 in proceeds.

       The Board of Directors declared a 2-for-1 stock split for shareholders of record as of July 31, 2002. The distribution of the additional shares was executed August 15, 2002. As a result of the stock split, all share and per share information has been restated to show the effect of the 2-for-1 split.

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

(9)    Employee Benefit Plans

       The Bank has a contributory 401(k) employee profit sharing plan. Employees are eligible to participate in this plan subject to certain minimum age and service requirements. Under the provisions of the plan, employees may contribute from 1 to 15 percent of their salaries, up to the legal contribution limit, and the Bank matches 50 percent of each employees' contributions, up to a maximum of 6 percent. Bank matching contributions vest 20 percent each year for the first five years of employment. After five years of employment, all previous and subsequent contributions vest 100%. Amounts expensed in the years ended December 31, 2002 and 2001, as a result of the Bank's contributions to the plan, totaled approximately $35,000 and $33,800, respectively.

(10)   INCOME TAXES

       The components of income tax expense (benefit) for the years ended December 31, 2002 and 2001 are as follows:

                                                   2002           2001
                                                   ----           ----

                Current                      $     678,110         511,105
                Deferred                          (107,612)        (99,717)
                                                   -------         -------
                                             $     570,498         411,388
                                                   =======         =======

       The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                                                      2002        2001
                                                      ----        ----

           Pretax income at statutory rate      $     551,067      407,055
           Add (deduct):

             Nondeductible expenses                     8,613        8,082
             Tax exempt income                        (26,192)     (23,929)
             State income taxes and other              37,010       20,180
                                                      -------      -------
           Income taxes                         $     570,498      411,388
                                                      =======      =======

       The following summarizes the tax effects of temporary differences comprising the net deferred tax asset:

                                                                                      2002        2001
                                                                                      ----        ----
           Deferred income tax assets:
             Allowance for loan losses                                          $     486,100      384,856
             Deferred loan fees and other                                              64,200       40,649
                                                                                     --------     --------
                 Total deferred income tax assets                                     550,300      425,505
                                                                                      -------      -------
           Deferred income tax liabilities:
             Unrealized gain on investment securities available for sale             (117,900)     (12,040)
             Accumulated depreciation                                                (133,300)    (116,117)
                                                                                      -------     --------
                 Total deferred income tax liabilities                               (251,200)    (128,157)
                                                                                      -------      -------
                 Net deferred income tax asset                                  $     299,100      297,348
                                                                                      =======      =======

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

(11)   RELATED PARTY TRANSACTIONS

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

       The Bank had deposits from related parties totaling approximately $7,006,000 at December 31, 2002. Additionally, the following table summarizes related party loan activity during 2002:

                     Beginning balance                 $     5,140,900
                     New loans                                 255,200
                     Repayments                             (2,885,000)
                                                             ---------
                     Ending balance                    $     2,511,100
                                                             =========

       The Board of Directors of the Company has approved a proposal from the business interests of one of the Company's Directors to construct the Bank's permanent facility in Newton County, Georgia. The contract for the facility totals $1,464,000. Remaining commitments under the contract at December 31, 2002, totaled approximately $1,400,000. The new building should be ready for occupancy in July 2003. The Company received three bids for the project, and the project was awarded to the bidder submitting the lowest bid for the construction project.

(12)   Regulatory Matters

       The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, the Company and the Bank met all capital adequacy requirements to which they are subject.

       As of December 31, 2002 and 2001, the most recent notification from the bank regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category.

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

       The consolidated and bank only actual capital amounts and ratios for 2002 and 2001 are presented in the following table (in thousands):

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                                For                Prompt Corrective
                                                                            Capital                Action Provisions
                                                   Actual                  Adequacy Purposes
                                                 Amount       Ratio       Amount       Ratio       Amount       Ratio
                                                 ------       -----       ------       -----       ------       -----
    As of December 31, 2002

    Total Risk-Based Capital (to Risk-
       Weighted Assets):

       Consolidated                          $   10,278       9.70%      8,408        8.00%          N/A          N/A
       Bank                                  $   10,619      10.05%      8,398        8.00%       10,498      10.00%
    Tier I Capital (to Risk-Weighted Assets):

       Consolidated                          $    8,931       8.44%      4,204        4.00%          N/A           N/A
       Bank                                  $    9,297       8.79%      4,199        4.00%        6,299       6.00%
    Tier I Capital (to Average Assets):

       Consolidated                          $    8,931       7.20%      4,942        4.00%          N/A          N/A
       Bank                                  $    9,297       7.52%      4,960        4.00%        6,178       5.00%

    As of December 31, 2001

    Total Risk-Based Capital (to Risk-
       Weighted Assets):

       Consolidated                          $    8,900      10.6%       6,747        8.00%          N/A          N/A
       Bank                                  $    8,439      10.0%       6,723        8.00%        8,403      10.00%
    Tier I Capital (to Risk-Weighted Assets):

       Consolidated                          $    7,846       9.3%       3,373        4.00%          N/A           N/A
       Bank                                  $    7,388       8.8%       3,361        4.00%        5,042       6.00%
    Tier I Capital (to Average Assets):

       Consolidated                          $    7,846       8.9%       3,508        4.00%          N/A          N/A
       Bank                                  $    7,388       7.6%       3,914        4.00%        4,892       5.00%

       Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. The amount of dividends the Bank may pay in 2003 without prior approval is limited to approximately $1,878,000 plus 2003 earnings of the Bank.

(13)   STOCK OPTIONS

       The Company maintains a stock option plan, which allows for a total of 200,000 common stock options to be granted to members of the Board of Directors. The exercise price for each option shall be the average market price of a share of stock on the date of grant.

       Options outstanding and activity for the years ended December 31, 2002 and 2001 under this plan, consisted of the following:

                                                          2002                               2001
                                             -------------------------------    -------------------------------
                                                            Weighted Avg.                      Weighted Avg.
                                               Shares      Exercise Price          Shares      Exercise Price
                   Beginning of period           106,000        $ 5.23                97,000       $ 5.14
                   Granted                        20,000        $ 7.50                 9,000       $ 6.25
                   Exercised                           -             -                     -            -
                   Cancelled                           -             -                     -            -
                                                 -------                             -------
                   End of period                 126,000        $ 5.59               106,000       $ 5.23
                                                 =======          ====               =======        =====


                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

              Notes to Consolidated Financial Statements, continued

(13)   STOCK OPTIONS, continued

       At December 31, 2002, these options had a weighted-average remaining contractual life of 6.5 years and all option shares under this plan were exercisable at prices ranging from $5.00 to $7.50.

       The Company maintains a stock option plan, which allows for a total of 200,000 common stock options to be granted to eligible directors, officers and key employees. Stock options granted under this plan may be incentive stock options or nonqualified stock options. The Board of Directors may grant incentive stock options or nonqualified stock options to any director, officer, or other employee, including an employee who is a director of the Company. Such shares may be treasury, or authorized, but unissued, shares of common stock. The options granted vest ratably over a three-year period.

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

       Options outstanding and activity for the years ended December 31, 2002 and 2001 under this plan, consisted of the following:

                                                        2002                               2001
                                             -------------------------------    -------------------------------
                                                            Weighted Avg.                      Weighted Avg.
                                               Shares      Exercise Price          Shares      Exercise Price
                   Beginning of period          73,728           $5.50              70,228         $ 5.45
                   Granted                      38,842            7.50               4,000           6.38
                   Exercised                    (6,624)           5.28                   -              -
                   Cancelled                      (912)           6.00                (500)          5.45
                                               -------                              ------
                   End of period               105,034           $6.25              73,728         $ 5.50
                                               =======            ====              ======          =====

       At December 31, 2002, the options had a weighted average remaining contractual life of 7.4 years and there were 56,760 shares exercisable at prices ranging from $5.00 to $6.50.

(14)   Commitments

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

       Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2002 and 2001, commitments to extend credit totaled $25,591,000 and $15,295,000, respectively.

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

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

       Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. The Bank holds collateral supporting these commitments as deemed necessary. At December 31, 2002 and 2001, commitments under standby letters of credit totaled approximately $184,000 and $22,900, respectively.

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

(15)   SUPPLEMENTAL FINANCIAL DATA

       Components of other non-interest expenses in excess of one percent of total interest and other income for any of the respective years are as follows:

                                                  2002          2001
                                                  ----          ----
                Supplies and forms             $  95,874        83,985
                Telecommunication              $  87,842        54,085
                Data processing expense        $ 284,320       236,891
                ATM processing fees            $  90,533        75,026
                Directors fees                 $  90,871        56,500

(16)   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         Other Investments

         The carrying value of other investments approximates fair value.

         Loans

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

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

              Notes to Consolidated Financial Statements, continued

(16)   FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

         Accrued Interest

         The carrying value of accrued interest receivable and payable approximates fair value.

         FHLB Advances

         The fair value of the FHLB borrowings are estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.

         Note Payable

         The carrying amount of the variable rate note payable is a reasonable estimate of fair value.

         Commitments to Extend Credit and Standby Letters of Credit

         Because commitments to extend credit and standby letters of credit are made using variable rates, and have short maturities, the carrying value and the fair value are immaterial.

         Limitations
         Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

       The carrying amount and estimated fair values of the Company's financial instruments at December 31, 2002 and 2001 are as follows:

                                                                  2002                            2001
                                                                  ----                            ----
                                                      Carrying        Estimated        Carrying       Estimated
                                                       Amount        Fair Value         Amount        Fair Value
                                                       ------        ----------         ------        ----------
       Assets:

         Cash and cash equivalents             $       6,677,093        6,677,093      18,050,034      18,050,034
         Investment securities available for
            sale                               $      13,660,229       13,660,229      11,245,863      11,245,863
         Other investments                     $         392,568          392,568         355,068         355,068
         Loans                                 $      95,016,120       96,615,610      72,905,199      73,153,437
         Accrued interest receivable           $         568,304          568,304         506,542         506,542
       Liabilities:

         Deposits                              $     107,714,440      108,936,921      96,661,061      97,621,468
         Accrued interest payable              $         110,085          110,085          96,533          96,533
         FHLB advances                         $       2,500,000        2,845,159       2,500,000       2,845,808
         Note payable                          $       1,000,000        1,000,000               -               -

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

              Notes to Consolidated Financial Statements, continued

(17)   CONDENSED FINANCIAL INFORMATION OF LIBERTY NATIONAL BANCSHARES, INC.

                                 Balance Sheets

                           December 31, 2002 and 2001

                                     Assets

                                                                                                  2002         2001
                                                                                                  ----         ----

       Cash                                                                             $         12,314           9,031
       Federal funds sold                                                                        305,000          25,000
       Investment in subsidiary                                                                9,508,889       7,406,254
       Investment securities available for sale                                                  325,875         408,500
       Other assets                                                                               23,655          39,448
                                                                                              ----------       ---------
                                                                                        $     10,175,733       7,888,233
                                                                                              ==========       =========
                                             Liabilities and Stockholders' Equity

       Note payable                                                                     $      1,000,000               -
       Accounts payable                                                                           15,343          18,599
       Stockholders' equity                                                                    9,160,390       7,869,634
                                                                                              ----------       ---------
                                                                                        $     10,175,733       7,888,233
                                                                                              ==========       =========

                                                   Statements of Earnings
                                       For the Years Ended December 31, 2002 and 2001

                                                                                               2002           2001
                                                                                               ----           ----
        Income:

            Interest on investment securities available for sale                       $        18,349         21,791
            Interest on Federal funds sold                                                         267          1,509
            Dividends from subsidiary                                                                -         50,000
            Gains from sales of securities                                                       2,500              -
                                                                                            ----------      ---------

                                                                                                21,116         73,300
                                                                                            ----------      ---------
        Expenses:

            Interest expense                                                                    23,425              -
            Legal and accounting fees                                                           61,721         45,170
            Other professional fees                                                             16,489         15,611
            Other expense                                                                        7,799         17,129
                                                                                            ----------      ---------
                                                                                               109,434         77,910
                                                                                            ----------      ---------
                Loss before income taxes and equity in undistributed earnings
                   of bank subsidiary                                                          (88,318)        (4,610)

        Income tax benefit                                                                      30,028         21,146
                                                                                            ----------      ---------
                Earnings (loss) before equity in undistributed earnings of
                   bank subsidiary                                                             (58,290)        16,536
        Equity in undistributed earnings of bank subsidiary                                  1,108,575        769,298
                                                                                            ----------      ---------
                Net earnings                                                           $     1,050,285        785,834
                                                                                            ==========      =========

                LIBERTY NATIONAL BANCSHARES, INC. and SUBSIDIARY

(17) CONDENSED FINANCIAL INFORMATION OF LIBERTY NATIONAL BANCSHARES, INC., continued

                            Statements of Cash Flows

                 For the Years Ended December 31, 2002 and 2001

                                                                                               2002           2001
                                                                                               ----           ----
       Cash flows from operating activities:
         Net earnings                                                                    $     1,050,285       785,834

         Adjustments to reconcile net earnings to net cash used by operating activities:
              Equity in undistributed earnings of bank subsidiary                             (1,108,575)     (769,298)
              Change in accounts payable                                                          (3,256)      (10,177)
              Gain on sales of securities                                                         (2,500)            -
              Change in other assets and liabilities, net                                          9,885       (19,004)
                                                                                              ----------      --------
                Net cash used by operating activities                                            (54,161)      (12,645)
                                                                                              ----------      --------
       Cash flows from investing activities:
           Proceeds from the sales of securities                                                 102,500             -
           Contributions to subsidiary                                                          (800,000)     (450,000)
                                                                                              ----------      --------
                Net cash used by investing activities                                           (697,500)     (450,000)
                                                                                              ----------      --------
       Cash flows from financing activities:
           Proceeds from note payable                                                          1,000,000             -
           Proceeds from exercise of stock options                                                34,944             -
           Proceeds from sales of stock                                                                -       450,000
                                                                                              ----------      --------
                Net cash provided by financing activities                                      1,034,944       450,000
                                                                                               ---------       -------
       Net change in cash                                                                        283,283       (12,645)
       Cash and cash equivalents at beginning of the year                                         34,031        46,676
                                                                                              ----------      --------
       Cash and cash equivalents at end of the year                                      $       317,314        34,031
                                                                                              ==========      ========

Item 8.    Changes in and Disagreements with Accountants on Accounting and
-------    ---------------------------------------------------------------
           Financial Disclosure
           --------------------

           There has been no occurrence requiring a response to this item.

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
-------    -------------------------------------------------------------
           Compliance with Section 16(a) of the Exchange Act
           -------------------------------------------------

         The information relating to directors and executive officers of the Company contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders scheduled to be held on May 13, 2003 is incorporated herein by reference.

Item 10.  Executive Compensation
--------  ----------------------

         The information relating to executive compensation contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders scheduled to be held on May 13, 2003 is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

         With the exception of the equity compensation plan information provided below, the information relating to this item is contained in the Company's definitive proxy statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders scheduled to be held on May 13, 2003 is incorporated herein by reference.

                                                                                                        Number of
                                                                                                        securities
                                                                                                        remaining
                                                                Number of                             available for
                                                              securities to                               future
                                                                be issued       Weighted-average         issuance
                                                              upon exercise     exercise price of      under equity
                                                              of outstanding       outstanding         compensation
               Plan Category                                      options           options               plans
               -------------                                      -------           -------               -----
Equity compensation plans approved by                             126,000           $  5.59               74,000
   security holders--Directors

Equity compensation plans approved by                             105,034           $  6.25               94,966
   security holders-- Employees

Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The information relating to related party transactions contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders scheduled to be held on May 13, 2003 is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K
--------  --------------------------------

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

         Exhibit No.          Description of Exhibit

         *3.1     -           Amended and Restated Articles of Incorporation of
                              the Company (SB-2)

         *3.2     -           Bylaws of the Company (SB-2)

         *4.1     -           Specimen Common Stock Certificate (SB-2)

         *10.1    -           Employment Agreement dated April 25, 2000, between
                              the Company, the Bank and William L. Daniel (2000
                              10-KSB)

         *10.4    -           Rockdale National Bancshares, Inc. Stock Option
                              Plan (1998 10-KSB)

         *10.5    -           Rockdale National Bancshares, Inc. Non-Management
                              Directors' Stock Option Plan (1998 10-KSB)

         21.1     -           Subsidiaries of the Registrant

         23.1     -           Consent of Porter Keadle Moore, LLP

         99.1     -           Certifications Pursuant to Section 906 of the
                              Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K. On October 15, 2002 the Company filed a Report on Form 8-K with respect to its press release regarding financial results for the three and nine months ended September 30, 2002.

Item 14.  Controls and Procedures
--------  -----------------------

         Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiary required to be included in the Company's Securities and Exchange Commission's filings. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date management carried out this evaluation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        LIBERTY NATIONAL BANCSHARES, INC.

Dated: March 25, 2003                   By: /s/ William L. Daniel
                                           -------------------------------------
                                           William L. Daniel
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Dated: March 25, 2003                   By: /s/ Jesse R. Cheatham, Jr.
                                           -------------------------------------
                                           Jesse R. Cheatham, Jr.
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                               Title                 Date
       ---------                               -----                 ----

/s/ Michael P. Jones                   Chairman and Director     March 25, 2003
---------------------------------
Michael P. Jones

/s/ William L. Daniel                    President and Chief     March 25, 2003
---------------------------------         Executive Officer
William L. Daniel                           and Director

/s/ William R. Walker                     Senior Lender and      March 25, 2003
---------------------------------     Executive Vice President
William R. Walker                           and Director

/s/ C. Dean Alford                     Secretary and Director    March 25, 2003
---------------------------------
C. Dean Alford

/s/ Troy A. Athon                             Director           March 25, 2003
---------------------------------
Troy A. Athon

/s/ Johnny L. Capes                           Director           March 25, 2003
---------------------------------
Johnny L. Capes

/s/ Hazel E. Durden                           Director           March 25, 2003
---------------------------------
Hazel E. Durden

/s/ Julia W. Morgan                        Vice Chairman         March 25, 2003
---------------------------------          and Director
Julia W. Morgan

/s/ R. Flynn Nance                            Director           March 25, 2003
---------------------------------
R. Flynn Nance, D.V.M.

/s/ Michael R. Potts                          Director           March 25, 2003
---------------------------------
Michael R. Potts

/s/ Arthur J. Torsiglieri, Jr.                Director           March 25, 2003
---------------------------------
Arthur J. Torsiglieri, Jr., M.D.

                                              Director
---------------------------------
John A. Fountain, M.D.

                                 CERTIFICATIONS

I, William L. Daniel, certify that:

1. I have reviewed this annual report on Form 10-KSB of Liberty National Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 25, 2003                       /s/ William L. Daniel
                                            -----------------------------------
                                            William L. Daniel
                                            President & Chief Executive Officer

                                 CERTIFICATIONS

I, Jesse R. Cheatham, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of Liberty National Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003                       /s/ Jesse R. Cheatham, Jr.
                                            -----------------------------------
                                            Jesse R. Cheatham, Jr.
                                            Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

            Exhibit
              No.                   Description
              ---                   -----------

             21.1                   Subsidiaries of Registrant

             23.1                   Consent of Porter Keadle Moore, LLP

             99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002