Form 10QSB
period 2003-03-31
LIBERTY NATIONAL BANCSHARES INC
filed 2003-05-13
CIK 1036757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

1,472,399 Shares of Common stock, par value $.50 per share
outstanding as of May 3, 2003.

SIGNATURES	14

Certifications Pursuant to Sarbanes-Oxley Act of 2002	15

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheet

March 31, 2003
(Unaudited)

Assets
Cash and due from banks	$5,564,742
Federal funds sold	6,359,046

Cash and cash equivalents	11,923,788
Investment securities available for sale	13,081,426
Other investments	392,568
Loans, net of allowance for loan losses of $1,454,467	103,930,181
Premises and equipment, net	4,156,572
Accrued interest receivable	611,847
Other assets	537,069

Total assets	$134,633,451

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$18,298,509
Interest-bearing demand and money market	31,592,261
Savings	3,193,658
Time deposits of $100,000 or more	19,486,828
Other time deposits	48,175,003

Total deposits	120,746,259
Accrued interest payable	128,254
Other liabilities	241,435
FHLB advances	2,500,000
Other borrowings	1,000,000

Total liabilities	124,615,948

Stockholders’ equity:
Common stock, $.50 par value; 10,000,000 shares authorized 1,468,066 shares issued and outstanding	734,033
Additional paid-in capital	6,944,054
Retained earnings	2,076,871
Unrealized gain on investment securities available for sale, net of tax	262,545

Total stockholders’ equity	10,017,503

Total liabilities and stockholders’ equity	$134,633,451

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002

Interest and dividend income:
Loans, including fees	$1,840,702	1,497,853
Investment securities:
Taxable	116,738	110,698
Non-taxable	22,936	15,739
Federal funds sold	6,404	23,790

Total interest income	1,986,780	1,648,080

Interest expense:
Deposits	628,370	613,430
Federal Home Loan Bank advances	42,416	42,188
Other borrowings	7,500	—
Federal funds purchased	3,629	—

Total interest expense	681,915	655,618

Net interest income	1,304,865	992,462
Provision for loan losses	113,362	120,050

Net interest income after provision for loan losses	1,191,503	872,412

Other income:
Service charges on deposit accounts	278,875	176,750
Other income	123,392	73,125

Total other income	402,267	249,875

Other expenses:
Salaries and employee benefits	549,559	489,379
Occupancy and equipment expense	151,198	155,520
Professional and other outside services	120,136	122,290
Other	230,219	253,307

Total other expenses	1,051,112	1,020,496

Earnings before income tax expense	542,658	101,791
Income tax expense	184,948	41,590

Net earnings	$357,710	60,201

Basic earnings per share	$.25	.04

Diluted earnings per share	$.23	.04

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002

Cash flows from operating activities:
Net earnings	$357,710	60,201
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net depreciation, amortization and accretion	85,703	79,556
Provision for loan losses	113,362	120,050
Net change in other assets and other liabilities	127,029	(170,833)

Net cash provided by operating activities	683,804	88,974

Cash flows from investing activities:
Calls of investment securities available for sale	500,000	—
Maturities and paydowns of investment securities available for sale	104,794	45,789
Loans originated, net of principal repayments	(9,017,743)	(6,764,856)
Purchases of premises and equipment	(513,623)	(33,647)

Net cash used by investing activities	(8,926,572)	(6,752,714)

Cash flows from financing activities:
Change in deposits	13,031,819	(2,576,631)
Increase in other borrowings	—	500,000
Proceeds from private placement offering, net of offering costs of $12,685	431,315	—
Proceeds from exercise of stock options	26,329	—

Net cash provided (used) by financing activities	13,489,463	(2,076,631)

Net change in cash and cash equivalents	5,246,695	(8,740,371)
Cash and cash equivalents, beginning of period	6,677,093	18,050,304

Cash and cash equivalents, end of period	$11,923,788	9,309,933

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$652,346	659,174
Income taxes paid	$103,197	4,900
Change in unrealized gains/losses on investment securities available for sale, net of tax	$33,644	(14,717)

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002

Net earnings	$357,710	60,201
Other comprehensive income consisting of:
Unrealized holding gains (losses) on investment securities available for sale arising during the period, net of income taxes of $(17,331) and $7,587	33,644	(14,717)

Total comprehensive income	$391,354	45,484

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2003

(Unaudited)

(1)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002.

(2)

Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share include the effects of potential common shares outstanding during the period. The average market price during the period is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three-month periods ended March 31, 2003 and 2002, is as follows:

	Net Earnings	Average Shares Outstanding	Per Share Amount

For the period ended March 31, 2003:
Net earnings — basic	$357,710	1,435,349	$.25

Effect of dilutive stock options	—	106,014

Net earnings — diluted	$357,710	1,541,363	$.23

For the period ended March 31, 2002:
Net earnings — basic	$60,201	1,412,376	$.04

Effect of dilutive stock options	—	51,760

Net earnings — diluted	$60,201	1,464,136	$.04

(3)

Stock Based Compensation

Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” encourages but does not require, entities to compute fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. The Company has chosen not to adopt the cost recognition principles of this statement and accounts for stock options under Accounting Principles Board Opinion No. 25 and its related interpretations. Had compensation costs been determined based upon the fair value of the options at the time of the grant dates consistent with the method of SFAS No. 123, net earnings would have reflected the proforma amounts in the following table:

	For the Three Months Ended March 31,

	2003	2002

Net earnings, as reported	$357,710	60,201
Proforma stock-based compensation cost adjustments associated with new grants, net of tax	(2,590)	(97,089)

Proforma net earnings	$355,120	(36,888)

Basic earnings per share, as reported	$.25	.04
Proforma stock-based compensation cost adjustments associated with new grants, net of tax, per share	—	(.07)

Basic proforma earnings, per share	$.25	(.03)

Diluted earnings per share, as reported	$.23	.04
Proforma stock-based compensation cost adjustments associated with new grants, net of tax, per share	—	(.07)

Diluted proforma earnings, per share	$.23	(.03)

For the proforma disclosure purposes above, the Company immediately recognized the expense associated with the option grants assuming that all awards will immediately vest. The fair value of the options on the grant date using the minimum value options pricing model, no dividend yield and an expected life of 10 years and other information used to estimate the fair value is as follows:

	2003	2002

Weighted average fair value of options at the grant date	$3.27	2.50
Risk-free interest rates	3.96%	4.14%

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to shareholders. Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of allowances for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Financial Condition

The Company’s operations are conducted through its sole subsidiary, Liberty National Bank (the “Bank”). Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Company’s financial condition are discussed in detail below.

Total assets increased by $14,000,880 from $120,632,571 at December 31, 2002 to $134,633,451 at March 31, 2003. Net loans increased by $8,914,061 from $95,016,120 at December 31, 2002 to $103,930,181 at March 31, 2003. Federal Funds sold increased by $5,397,000 from $962,046 at December 31, 2002 to $6,359,046 at March 31, 2003. Investment securities classified as available for sale decreased $578,803 from $13,660,229 at December 31, 2002 to $13,081,426 at March 31, 2003.

Deposits increased by $13,031,819 from $107,714,440 at December 31, 2002 to $120,746,259 at March 31, 2003. Non-interest bearing deposits increased by $2,287,924 from $16,010,585 at December 31, 2002 to $18,298,509 at March 31, 2003. Interest bearing demand deposits and money market accounts decreased by $1,425,978 to $31,592,261 at March 31, 2003. Certificates of deposits and IRA’s increased $11,886,932 from $55,774,899 at December 31, 2002 to $67,661,831 at March 31, 2003, primarily due to management’s decision to increase interest paid on new certificates of deposit as well as pursue out-of-market deposits in order to grow deposits as a funding source for loan growth. It is management’s opinion that the Bank maintains competitive deposit rates while exercising prudent strategies in competing with local financial institutions.

The Bank’s net loans to deposit ratio increased from 88.21% at December 31, 2002 to 86.07% at March 31, 2003. Approximately 56.04% of the Bank’s deposits were in IRAs and certificates of deposit at March 31, 2003. At December 31, 2002, IRAs and certificates of deposit were 51.78% of total deposits.

Asset Quality

A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. The Bank’s directive in this regard is carried out through its policies and procedures for extending credit to the Bank’s customers. The goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, lending staff experience and assessment of present and anticipated economic conditions.

At December 31, 2002, the allowance for loan losses amounted to $1,346,502. By March 31, 2003, the allowance had increased to $1,454,467. The allowance for loan losses, as a percentage of total gross loans, decreased from 1.40% at December 31, 2001 to 1.38% of total gross loans at March 31, 2003. The Bank had no loans 90 or more days past due and no nonaccrual loans at March 31, 2003 or December 31, 2002. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Liquidity and Sources of Capital

Liquidity is the Bank’s ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Management believes that the financial statements, as of March 31, 2003, evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $11.9 million, representing 8.86% of total assets. Investment securities amounted to $13.1 million, representing 9.72% of total assets as of March 31, 2003. Investment securities provide a secondary source of liquidity for the Bank since they can be converted into cash in a timely manner. The Bank’s ability to maintain and expand its deposit base and borrowing capabilities is an additional source of liquidity. The Bank maintains federal funds lines totaling $6,800,000 with four regional banks in an effort to support short-term liquidity. The Bank is a member of the Federal Home Loan Bank and is eligible to apply for term advances. Management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demands.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

The table below illustrates the Bank’s and the Company’s regulatory capital ratios at March 31, 2003:

	March 31, 2003	Minimum regulatory requirement

Consolidated
Tier 1 Capital	8.42%	4.0%
Tier 2 Capital	1.25%	—%

Total risk-based capital ratio	9.67%	8.0%

Leverage ratio	7.74%	4.0%

Bank
Tier 1 Capital	8.89%	4.0%
Tier 2 Capital	1.25%	—%

Total risk-based capital ratio	10.14%	8.0%

Leverage ratio	8.20%	4.0%

The Company and the Bank currently meet the regulatory criteria to be classified as “well capitalized” under the banking regulations.

The Company has entered into a credit facility with a correspondent bank that provides for borrowings up to $2,500,000. The credit facility bears interest at the prime interest rate less ½% payable quarterly and matures on March 31, 2004. At maturity, the Company has the option to amortize the balance over ten years. Borrowings under the facility are collateralized by the stock of the Bank. The Company is subject to certain covenants that include minimum tangible capital levels and capital ratios, return on asset ratios, non-performing asset limits, and allowance for loan loss levels. At March 31, 2003, outstanding borrowings under this credit facility were $1,000,000 and the interest rate was 3.75%.

Results Of Operations

Net earnings for the three-month period ended March 31, 2003, amounted to $357,710 or $.23 per diluted share, compared to $60,201 or $.04 per diluted share, for the three-month period ended March 31, 2002.

Net interest income represents the difference between interest earned on interest bearing assets and interest paid on interest bearing liabilities. Net interest income increased by $312,403, or 31.48%, from $992,462 for the three months ended March 31, 2002, to $1,304,865 for the three months ended March 31, 2003. The increase in net interest income was the result of a 32.7% increase in average loans outstanding from the first quarter of 2002 to the first quarter of 2003. Net yield on interest earning assets increased to 4.49% for the first quarter of 2003, compared to 4.27% for the first quarter of 2002. Net interest income increased primarily as a result of volume increases. The higher loan volume was funded primarily by deposit growth of approximately $13,000,000 for the three months ended March 31, 2003.

Other income for the three-month period ended March 31, 2003, amounted to $402,267 compared to $249,875 for the same period in 2002, a 60.99% increase. Of this increase, $102,125 related to increases in service charges on deposit accounts. That difference was attributable to an increase in fees of $86,268 related to an overdraft privilege service that was introduced during the second quarter of 2002. Mortgage origination income increased by $37,408 to $90,336 for the three month period ended March 31, 2003 compared to $52,928 for the same period in 2002.

Operating expenses for the three-month period ended March 31, 2003, amounted to $1,051,112, compared to $1,020,496 for the same period in 2002, an increase of $30,616 or 3.00%. This minor increase resulted primarily from non-recurring costs incurred during the first quarter of 2002. Salaries and employee benefits increased by $60,180, to $549,559 for the three-month period ended March 31, 2003 compared to $489,379 for the same period in 2002. The increase was attributable to staffing additions necessary to support loan and deposit growth. Occupancy expense decreased $4,322. Changes in other operating expense for the three months ended March 31, 2003, compared to the same period of 2002 are as follows:

	2003	2002	Change	% Change

Office supplies and forms	$21,349	$34,942	$(13,593)	(38.90)
Telecommunications	23,518	23,993	(475)	(1.98)
Postage and freight	28,490	27,231	1,259	4.62
Advertising and promotions	21,858	14,092	7,766	55.11
Debit card expense	26,335	45,983	(19,648)	42.73
Other operating losses	8,785	12,533	(3,748)	(29.91)
Miscellaneous	30,739	14,615	16,124	110.33

	$161,074	$173,389	$(12,315)	(7.10)

Most of the above expenses decreased primarily due to certain non recurring costs incurred during the first quarter of 2002. A change in the Company name and the opening of a new bank facility in Newton County were events causing excessive expenses that were not repeated in 2003. Debit card expenses were higher in 2002 due to a change in pricing by the vendor associated with lost or stolen debit cards. The pricing has since been adjusted to a more appropriate level for the risk exposure of the Bank.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company’s liquidity, capital resources, or results of operations. As of March 31, 2003 and 2002, the most recent notification from the bank regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

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

Part II. Other Information

Item 1.

Legal Proceedings

None

Item 2.

Change in Securities and Use of Proceeds

On February 14, 2003, the Company issued 44,400 shares of its common stock to various investors, including a director of the Company, pursuant to a private placement of the Company’s common stock. The Company received $ 444,000 in consideration of these issuances. The issuance of the common stock was made in reliance upon the exception from registration provided by Rule 506 promulgated under the Securities Act of 1933, as amended. All of the securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. The offers and sales were made without any public solicitation, and the stock certificates bear a restrictive legend. No underwriter was involved in these transactions and no commissions were paid.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

a)

Exhibits. The following exhibit is filed with this report.

Exhibit No.	Description

10.1	Employment Agreement dated March 18, 2003 between the Company, the Bank, and William L. Daniel

99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)

Reports on Form 8-K.

On January 14, 2003 the Company filed a Report on Form 8-K with respect to its press release regarding its financial results for the year ended December 31, 2002

LIBERTY NATIONAL BANCSHARES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY NATIONAL BANCSHARES, INC.
By:	/s/ WILLIAM L. DANIEL

William L. Daniel, President (Principal Executive Officer)
Date: May 12, 2003

By:	/s/ JESSE R. CHEATHAM

Jesse R. Cheatham, Chief Financial Officer (Principal Accounting Officer)
Date: May 12, 2003

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

May 12, 2003
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

May 12, 2003
/s/ JESSE R. CHEATHAM

Jesse R. Cheatham Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement dated March 18, 2003 between the Company, the Bank, and William L. Daniel

99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002