Form 10-Q
period 2003-06-30
LIBERTY NATIONAL BANCSHARES INC
filed 2003-08-13
CIK 1036757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ________

Commission file number 0-24113

Liberty National Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Georgia (State of Incorporation)	58-2292563 (I.R.S. Employer Identification No.)

P.O. Box 82030
Conyers, Georgia30013
(Address of principal executive offices)

770-785-7880
(Telephone Number, including Area Code)

State the number of shares outstanding of each of the
issuer’s classes of common equity, as of the latest practicable date:
Common stock, par value $.50 per share: 1,472,399 shares
outstanding as of August 8, 2003.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

SIGNATURES	15

EXHIBITS	16

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheet

June 30, 2003
(Unaudited)

Assets
Cash and due from banks	$5,271,832
Federal funds sold	3,702,052

Cash and cash equivalents	8,973,884
Investment securities available for sale	12,439,635
Other investments	392,568
Loans, net of allowance for loan losses of $1,610,080	113,434,856
Premises and equipment, net	4,532,722
Other assets	1,137,417

Total assets	$140,911,082

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$18,964,778
Interest-bearing demand	11,268,064
Savings	26,378,669
Time	69,610,800

Total deposits	126,222,311
Notes payable	1,500,000
Accrued interest payable and other liabilities	321,721
FHLB advances	2,500,000

Total liabilities	130,544,032

Stockholders’ equity: Common stock, $.50 par value; authorized 10,000,000 shares; 1,472,399 shares issued and outstanding	736,200
Additional paid-in capital	6,968,385
Retained earnings	2,369,612
Accumulated other comprehensive income	292,853

Total stockholders’ equity	10,367,050

Total liabilities and stockholders’ equity	$140,911,082

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months and the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Three Months Ended		Six Months Ended

	2003	2002	2003	2002

Interest and dividend income:
Loans	$1,912,703	1,593,004	3,753,405	3,090,857
Investment securities:
Taxable	102,657	111,601	217,893	222,299
Tax exempt	12,460	20,119	35,396	35,858
Federal funds sold	19,560	21,990	25,964	45,780
Interest on deposit with other banks	1,183	394	1,371	394

Total interest income	2,048,563	1,747,108	4,034,029	3,395,188

Interest expense:
Deposits	686,993	603,277	1,315,363	1,216,707
Federal Home Loan Bank advances	42,897	42,885	85,313	85,073
Notes payable	9,625	6,646	17,125	6,646
Federal funds purchased	119	—	3,748	—

Total interest expense	739,634	652,808	1,421,549	1,308,426

Net interest income	1,308,929	1,094,300	2,612,480	2,086,762
Provision for loan losses	172,578	87,068	285,940	207,118

Net interest income after provision for loan losses	1,136,351	1,007,232	2,326,540	1,879,644

Other operating income:
Service charges on deposit accounts	309,401	274,623	588,276	451,373
Securities gains	—	2,024	—	2,024
Other operating income	191,748	60,980	316,454	134,105

Total other operating income	501,149	337,627	904,730	587,502

Other operating expense:
Salaries and other personnel expense	636,070	490,013	1,185,629	979,392
Net occupancy and equipment expense	152,546	150,736	303,744	306,256
Other operating expense	401,643	337,106	751,998	712,703

Total other operating expense	1,190,259	977,855	2,241,371	1,998,351

Earnings before income taxes	447,241	367,004	989,899	468,795
Income tax expense	154,501	105,548	339,449	147,138

Net earnings	$292,740	261,456	650,450	321,657

Basic net earnings per share	$.20	.19	.45	.23

Diluted net earnings per share	$.18	.18	.42	.22

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months and the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Three Months Ended		Six Months Ended

	2003	2002	2003	2002

Net earnings	$292,740	261,456	650,450	321,657
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	45,922	118,042	96,897	95,744
Reclassification adjustment for (gains) losses on investment securities available for sale	—	(2,024)	—	(2,024)

Total other comprehensive income (loss), before tax	45,922	116,018	96,897	93,720

Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	(15,614)	(40,134)	(32,945)	(32,553)
Reclassification adjustment for gains (losses) on investment securities available for sale	—	688	—	688

Total income taxes related to other comprehensive income (loss)	(15,614)	(39,446)	(32,945)	(31,865)

Total other comprehensive income, net of tax	30,308	76,572	63,952	61,855

Comprehensive income	$323,048	338,028	714,402	383,512

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$650,450	321,657
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	285,940	207,118
Gain on sale of investment securities	—	(2,024)
Depreciation, amortization and accretion	184,976	156,019
Change in assets and liabilities:
Net change in other assets and other liabilities	75,197	(23,792)

Net cash provided by operating activities	1,196,563	658,978

Cash flows from investing activities:
Proceeds from calls of investment securities	1,000,000	102,024
Proceeds from maturities and paydowns of investment securities available for sale	255,148	74,799
Net change in loans	(18,692,918)	(8,688,538)
Purchases of premises and equipment	(954,015)	(42,817)

Net cash used by investing activities	(18,391,785)	(8,554,532)

Cash flows from financing activities:
Net change in deposits	18,507,871	2,103,574
Notes payable advances	500,000	800,000
Proceeds from private placement offering, net of offering costs of $12,685	431,315	—
Proceeds from the exercise of stock options	52,827	34,944

Net cash provided by financing activities	19,492,013	2,938,518

Net change in cash and cash equivalents	2,296,791	(4,957,036)
Cash and cash equivalents at beginning of period	6,677,093	18,050,304

Cash and cash equivalents at end of period	$8,973,884	13,093,268

Supplemental cash flow information:
Cash paid for income taxes	$537,715	145,069
Cash paid for interest	$1,414,570	1,282,561
Change in net unrealized gains on investment securities available for sale, net of tax	$63,952	61,855

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2003, and the six-month period ending June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002.

(2)	Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share include the effects of potential common shares outstanding during the period. The average market price during the period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three- and six- month periods ended June 30, 2003 and 2002, is as follows:

	Net Earnings	Average Shares Outstanding	Per Share Amount

For the three months ended June 30, 2003:
Net earnings – basic	$292,740	1,470,875	$.20

Effect of dilutive stock options	—	116,994

Net earnings – diluted	$292,740	1,587,869	$.18

For the three months ended June 30, 2002:
Net earnings – basic	$261,456	1,417,144	$.19

Effect of dilutive stock options	—	71,744

Net earnings — diluted	$261,456	1,488,888	$.18

	Net Earnings	Average Shares Outstanding	Per Share Amount

For the six months ended June 30, 2003:
Net earnings – basic	$650,450	1,453,211	$.45

Effect of dilutive stock options	—	111,874

Net earnings – diluted	$650,450	1,565,085	$.42

For the six months ended June 30, 2002:
Net earnings – basic	$321,657	1,414,754	$.23

Effect of dilutive stock options	—	61,474

Net earnings – diluted	$321,657	1,476,228	$.22

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(Unaudited)

(3)	Stock Based Compensation

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

For the Six Months Ended:

	June 30,

	2003	2002

Net earnings, as reported	$650,450	321,457
Proforma stock-based compensation cost adjustments associated with new grants of 1,200 options, net of tax	(2,590)	(97,089)

Proforma net earnings	$647,860	224,368

Basic earnings per share, as reported	$.45	.23
Proforma stock-based compensation cost adjustments associated with new grants of 1,200 options, net of tax, per share	—	(.07)

Basic proforma earnings, per share	$.45	.16

Diluted earnings per share, as reported	$.42	.22
Proforma stock-based compensation cost adjustments associated with new grants of 1,200 options, net of tax, per share	—	(.07)

Diluted proforma earnings, per share	$.42	.15

For the proforma disclosure purposes above, the Company immediately recognized the expense associated with the option grants assuming that all awards will vest. There were no grants during the three-month period ended June 30, 2003 and 2002.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This discussion may contain forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; government regulation and legislation; changes in interest rates; and material unforeseen changes in the financial stability and liquidity of the Company’s credit customers; all of which are difficult to predict and which may be beyond the control of the Company. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Financial Condition

Total assets at June 30, 2003, were $140,911,082 representing a $20,278,511 (16.8%) increase from December 31, 2002. Deposits increased $18,507,871 (17.2%) from December 31, 2002 as the Company remained competitive in deposit acquisition in order to fund loan growth. Gross loans increased $18,694,513 (19.4%) from December 31, 2002. The allowance for loan losses at June 30, 2003, totaled $1,610,080, representing 1.40% of total loans compared to the December 31, 2002, total of $1,346,502 also representing 1.40% of total loans. Cash and cash equivalents increased $2,296,791 from December 31, 2002.

During the second quarter of 2003, one loan relationship totaling approximately $216,000 was placed on nonaccrual status due to significantly delinquent payments. The loan is secured by real estate and is in the process of foreclosure. Due to the value of the collateral relative to the balance owed, management does not anticipate a material loss on this relationship. Nonperforming loans include nonaccruing loans, loans on which foreclosure proceedings have commenced and loans for which payments are more than 90 days past due. There were no related party loans which were considered nonperforming at June 30, 2003.

The Company is not aware of any current recommendation by its regulatory authorities, which, if implemented, would have a material effect on the Company’s liquidity, capital resources, or results of operations.

Results of Operations

For the six months ended June 30, 2003, the Company reported net earnings of $650,450 or $.42 per diluted share, compared to $321,657, or $.22 per diluted share, for the same period in 2002. Net earnings for the three months ended June 30, 2003, increased $31,284 or 12.0%, compared to the same period in 2002.

Net interest income increased $525,718 (25.2%) in the first six months of 2003 compared to the same period for 2002. Interest income for the first six months of 2003 was $4,034,029, representing an increase of $638,841 (18.8%) over the same period in 2002. Interest expense for the first six-months of 2003 increased $113,123 (8.6%) compared to the same period in 2002. The primary reason for the increase in net interest income for the six-month period ended June 30, 2003, versus the same period in 2002 was the increase in the volume of interest earning assets. The net interest margin decreased by 11 basis points from 4.36% in the first six months of 2002 to 4.25% in the same period in 2003. Net interest margin decreased as the general interest rate environment dropped rapidly and the Bank’s variable rate loans repriced faster than the Bank’s deposits. Additionally, the Bank remained competitive for time deposits to preserve liquidity and to provide stable funding sources for anticipated loan growth.

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

The provision for loan losses for the six months of 2003 increased $78,822 compared to the same period for 2002 because of the increase in outstanding loans. Net loan charge-offs for the six months ended June 30, 2003, were $22,362, compared to $30,377, for the same period in 2002. It is management’s belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

Other operating income increased for the six months ended June 30, 2003, by $317,228 or 54.0%, compared to the same period in 2002, primarily due to substantial increases in mortgage origination volume caused by the low mortgage rates and the refinance activity due to these low rates and continuing success of the overdraft privilege service introduced during the second quarter of 2002.

Additional increases in business activity generated increases in service charge revenue. The following table details the changes in other operating income for the first six months of 2003 compared to the first six months of 2002:

	2003	2002	Change	% Change

Monthly deposit service fees	$58,396	$37,465	$20,931	55.9
NSF charges	464,430	353,441	110,989	31.4
Mortgage origination income	239,501	90,198	149,303	165.5
Miscellaneous	142,403	106,398	36,005	33.8

	$904,730	$587,502	$317,228	54.0

Other operating expenses for the first six months of 2003 increased $243,020 (12.2%) compared to the first six months in 2002. The following table details the changes in other operating expenses for the first six months of 2003 compared to the first six months of 2002:

	2003	2002	Change	% Change

Salaries and other personnel expense	$1,185,629	$979,392	$206,237	21.1
Net occupancy and equipment expense	303,744	306,256	(2,512)	(.8)
Data processing expense	181,261	156,900	24,361	15.5
Telecommunications	47,492	45,510	1,982	4.4
Debit card expense	52,941	73,908	(20,967)	(28.4)
Postage, freight, and supplies	100,173	106,371	(6,198)	(5.8)
Miscellaneous	370,131	330,014	40,117	12.2

	$2,241,371	$1,998,351	$243,020	12.2

Most of the expenses noted in the table above increased primarily due to the staffing and data processing expenses associated with greater business volume.

Income tax expense expressed as a percentage of earnings before taxes increased to 34% in 2003 from 31% in 2002 due to a decrease in tax exempt income relative to earnings before income taxes.

Liquidity and Sources of Capital

Liquidity is the Bank’s ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Management believes that the financial statements, as of June 30, 2003, evidence a satisfactory liquidity position as total cash and cash equivalents totaled approximately $8.97 million, representing 6.37% of total assets. Investment securities totaled approximately $12.4 million, representing 8.83% of total assets as of June 30, 2003. Investment securities provide a secondary source of liquidity for the Bank since they can be converted into cash in a timely manner. The Bank’s ability to maintain and expand its deposit base and borrowing capabilities is an additional source of liquidity. The Bank maintains federal funds lines totaling $7,500,000 with four regional banks in an effort to support short-term liquidity. The Bank is a member of the Federal Home Loan Bank and is eligible to apply for term advances. Management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demands.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

The table below illustrates the Bank’s and the Company’s regulatory capital ratios at June 30, 2003:

	June 30, 2003	Minimum Regulatory Requirement

Consolidated
Tier 1 Capital	8.03%	4.0%
Tier 2 Capital	1.25%	—%

Total risk-based capital ratio	9.28%	8.0%

Leverage ratio	7.25%	4.0%

Bank
Tier 1 Capital	8.87%	4.0%
Tier 2 Capital	1.25%	—%

Total risk-based capital ratio	10.12%	8.0%

Leverage ratio	8.02%	4.0%

The Company has entered into a credit facility with a correspondent bank that provides for borrowings up to $2,500,000. The credit facility bears interest at the prime interest rate less ½% payable quarterly and matures on March 31, 2004. At maturity, the Company has the option to amortize the balance over ten years. Borrowings under the facility are collateralized by the stock of the Bank. The Company is subject to certain covenants that include minimum tangible capital levels and capital ratios, return on asset ratios, non-performing asset limits, and allowance for loan loss levels. At June 30, 2003, outstanding borrowings under this credit facility were $1,500,000 and the interest rate was 3.50%.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Shareholders of the Company was held on May 13, 2003. At the meeting the following persons were elected as Class I directors to serve for a term of three years and until their successors are elected and qualified: Michael R. Potts, Arthur J. Torsiglieri, Jr., M.D., and William K. Walker, II.

The number of votes cast for and withheld for the election of each nominee for Class I director was as follows:

	Votes FOR	Votes WITHHELD

Michael R. Potts	810,842	1,000
Arthur J. Torsiglieri, Jr., M.D.	810,842	1,000
William K. Walker, II	809,682	1,800

The following persons did not stand for reelection to the Board of Directors at the 2003 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: C. Dean Alford, Troy A. Athon, William L. Daniel, Hazel E. Durden, Johnny Capes, John A. Fountain, M.D., Michael P. Jones, CPA, and R. Flynn Nance, D.V.M.

Julia W. Morgan resigned from the Board of Directors on April 4, 2003 with her resignation effective as of the Annual Shareholders Meeting.

No other matters were presented or voted upon at the 2003 Annual Meeting of Shareholders.

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

a)	Exhibits – The following exhibits are filed with this report.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K. On April 14, 2003, the Company filed a Report on Form 8-K with respect to its press release regarding financial results for the three months ended March 31, 2003.

LIBERTY NATIONAL BANCSHARES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY NATIONAL BANCSHARES, INC.
Date: August 8, 2003	By:	/s/ WILLIAM L. DANIEL

William L. Daniel, President
(Principal Executive Officer)

Date: August 8, 2003	By:	/s/ JESSE R. CHEATHAM

Jesse R. Cheatham, Chief Financial Officer (Principal Accounting Officer)