Form 10QSB
period 2003-09-30
LIBERTY NATIONAL BANCSHARES INC
filed 2003-11-12
CIK 1036757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Common stock, par value $.50 per share: 1,474,399 shares

outstanding as of November 12, 2003.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheet

September 30, 2003

(Unaudited)

Assets
Cash and due from banks	$4,908,469
Federal funds sold	2,647,000

Cash and cash equivalents	7,555,469
Investment securities available for sale	11,524,055
Other investments	426,518
Loans, net of allowance for loan losses of $1,644,841	115,741,139
Premises and equipment, net	4,908,950
Other assets	1,377,678

Total assets	$141,533,809

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$21,573,693
Interest-bearing demand	10,811,734
Savings and Money Market	26,698,148
Time	67,192,394

Total deposits	126,275,969
Notes payable	1,700,000
Accrued interest payable and other liabilities	406,799
FHLB advances	2,500,000

Total liabilities	130,882,768

Stockholders’ equity: Common stock, $.50 par value; authorized 10,000,000 shares; 1,472,399 shares issued and outstanding	736,200
Additional paid-in capital	6,968,385
Retained earnings	2,768,517
Accumulated other comprehensive income	177,939

Total stockholders’ equity	10,651,041

Total liabilities and stockholders’ equity	$141,533,809

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months and the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest and dividend income:
Loans	$1,966,171	1,770,499	5,719,576	4,861,356
Investment securities:
Taxable	102,196	108,283	320,089	330,582
Tax exempt	11,221	20,118	46,617	55,976
Federal funds sold	8,713	64,244	34,677	110,024
Interest on deposits with other banks	847	374	2,218	768

Total interest income	2,089,148	1,963,518	6,123,177	5,358,706

Interest expense:
Deposits	611,361	725,822	1,926,724	1,942,529
Federal Home Loan Bank advances	42,895	42,896	128,208	127,969
Notes payable	13,416	8,689	30,541	15,335
Federal funds purchased	155	—	3,903	—

Total interest expense	667,827	777,407	2,089,376	2,085,833

Net interest income	1,421,321	1,186,111	4,033,801	3,272,873

Provision for loan losses	41,349	64,858	327,289	271,976

Net interest income after provision for loan losses	1,379,972	1,121,253	3,706,512	3,000,897

Other operating income:
Service charges on deposit accounts	311,691	293,699	899,967	745,072
Securities gains (losses)	10,000	(1,255)	10,000	769
Other operating income	92,210	91,053	408,664	225,158

Total other operating income	413,901	383,497	1,318,631	970,999

Other operating expense:
Salaries and other personnel expense	632,166	487,848	1,817,795	1,467,240
Net occupancy and equipment expense	178,727	150,956	482,471	457,212
Other operating expense	346,603	311,555	1,098,601	1,024,258

Total other operating expense	1,157,496	950,359	3,398,867	2,948,710

Earnings before income taxes	636,377	554,391	1,626,276	1,023,186

Income tax expense	237,470	204,287	576,919	351,425

Net earnings	$398,907	350,104	1,049,357	671,761

Basic net earnings per share	$.27	.25	.72	.47

Diluted net earnings per share	$.25	.24	.67	.45

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months and the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings	$398,907	350,104	1,049,357	671,761

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	(164,112)	200,554	(67,215)	296,298
Reclassification adjustment for (gains) losses on investment securities available for sale	(10,000)	1,255	(10,000)	(769)

Total other comprehensive income (loss), before tax	(174,112)	201,809	(77,215)	295,529

Income taxes related to other comprehensive income:

Unrealized holding gains (losses) on investment securities available for sale arising during the period	55,798	(68,188)	22,853	(100,741)
Reclassification adjustment for gains (losses) on investment securities available for sale	3,400	(427)	3,400	261

Total income taxes related to other comprehensive income (loss)	59,198	(68,615)	26,253	(100,480)

Total other comprehensive income (loss), net of tax	(114,914)	133,194	(50,962)	195,049

Comprehensive income	$283,993	483,298	998,395	866,810

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$1,049,357	671,761
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	327,289	271,976
Gain on call of investment securities	(10,000)	(769)
Depreciation, amortization and accretion	292,867	239,470
Net change in other assets and other liabilities	(39,365)	(137,222)

Net cash provided by operating activities	1,620,148	1,045,216

Cash flows from investing activities:
Proceeds from calls of investment securities	1,510,000	—
Proceeds from sales of investment securities	—	2,652,001
Proceeds from maturities and paydowns of investment securities available for sale	471,414	925,749
Purchases of investment securities available for sale	—	(5,858,945)
Net change in loans	(21,059,755)	(16,521,399)
Purchases of premises and equipment	(1,409,102)	(45,919)

Net cash used by investing activities	(20,487,443)	(18,848,513)

Cash flows from financing activities:
Net change in deposits	18,561,529	14,591,249
Notes payable advances	700,000	800,000
Proceeds from private placement offering, net of offering costs of $12,685	431,315	—
Proceeds from the exercise of stock options	52,827	34,944

Net cash provided by financing activities	19,745,671	15,426,193

Net change in cash and cash equivalents	878,376	(2,377,104)

Cash and cash equivalents at beginning of period	6,677,093	18,050,304

Cash and cash equivalents at end of period	$7,555,469	15,673,200

Supplemental cash flow information:
Cash paid for income taxes	$728,548	322,679
Cash paid for interest	$2,078,561	2,024,754

Noncash investing and financing activities:
Change in net unrealized gains on investment securities available for sale, net of tax	$(50,962)	195,049

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2003, and the nine-month period ending September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002.

(2)	Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share include the effects of potential common shares outstanding during the period. The average market price during the period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three- and nine- month periods ended September 30, 2003 and 2002, is as follows:

	For the three months ended September 30, 2003			For the three months ended September 30, 2002
	Net Earnings	Average Shares Outstanding	Per Share Amount	Net Earnings	Average Shares Outstanding	Per Share Amount
Net earnings – basic	$398,907	1,472,399	$.27	$350,104	1,419,000	$.25

Effect of dilutive stock options	—	119,817		—	70,950

Net earnings – diluted	$398,907	1,592,216	$.25	$350,104	1,489,950	$.24

	For the nine months ended September 30, 2003			For the nine months ended September 30, 2002
	Net Earnings	Average Shares Outstanding	Per Share Amount	Net Earnings	Average Shares Outstanding	Per Share Amount
Net earnings – basic	$1,049,357	1,459,677	$.72	$671,761	1,416,185	$.47

Effect of dilutive stock options	—	114,889		—	64,562

Net earnings – diluted	$1,049,357	1,574,566	$.67	$671,761	1,480,747	$.45

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(Unaudited)

(3)	Stock Based Compensation

Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” encourages but does not require, entities to compute fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. The Company has chosen not to adopt the cost recognition principles of this statement and accounts for stock options under Accounting Principles Board Opinion No. 25 and its related interpretations. Had compensation costs been determined based upon the fair value of the options at the time of the grant dates consistent with the method of SFAS No. 123, net earnings and earnings per share would have reflected the proforma amounts in the following table:

	For the three months Ended September 30,		For the nine months Ended September 30,
	2003	2002	2003	2002
Net earnings, as reported	$398,907	350,104	1,049,357	671,761
Proforma stock-based compensation cost adjustments associated with new grants and forfeitures, net of tax	—	—	3,951	(97,089)

Proforma net earnings	$398,907	350,104	1,053,308	574,672

Basic earnings per share, as reported	$.27	.25	.72	.47

Proforma stock-based compensation cost adjustments associated with new grants and forfeitures, net of tax, per share	—	—	—	(.07)

Basic proforma earnings, per share	$.27	.25	.72	.40

Diluted earnings per share, as reported	$.25	.24	.67	.45

Proforma stock-based compensation cost adjustments associated with new grants and forfeitures, net of tax, per share	—	—	—	(.07)

Diluted proforma earnings, per share	$.25	.24	.67	.38

For the proforma disclosure purposes above, the Company immediately recognized the expense associated with the option grants assuming that all awards will vest in full immediately. There were no grants during the three-month periods ended September 30, 2003 and 2002.

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

Financial Condition

Total assets at September 30, 2003, were $141,533,809 representing a $20,901,238 (17.3%) increase from December 31, 2002. Deposits increased $18,561,529 (17.2%) from December 31, 2002 as the Company remained competitive in deposit acquisition in order to fund loan growth. Gross loans increased $21,004,207 (21.8%) from December 31, 2002 to $117,485,606. The allowance for loan losses at September 30, 2003, totaled $1,644,841, representing 1.40% of total loans compared to the December 31, 2002, total of $1,346,502 also representing 1.40% of total loans. Cash and cash equivalents increased $878,376 from December 31, 2002, to $7,555,469.

During the third quarter of 2003, two loan relationships totaling approximately $259,000 moved from nonaccrual status to Other Real Estate Owned because of non-performance. The loans are secured by real estate and due to the value of the collateral relative to the balance owed, management does not anticipate a material loss on these relationships. Nonperforming loans include nonaccruing loans, loans on which foreclosure proceedings have commenced and loans for which payments are more than 90 days past due. There were no related party loans which were considered nonperforming at September 30, 2003.

The Company is not aware of any current recommendation by its regulatory authorities, which, if implemented, would have a material effect on the Company’s liquidity, capital resources, or results of operations.

Results of Operations

For the nine months ended September 30, 2003, the Company reported net earnings of $1,049,357 or $.67 per diluted share, compared to $671,761, or $.45 per diluted share, for the same period in 2002. Net earnings for the three months ended September 30, 2003, increased $48,803 or 13.9%, compared to the same period in 2002 to $398,907.

Net interest income increased $760,928 (23.2%) in the first nine months of 2003 compared to the same period for 2002 to $4,033,801. Interest income for the first nine months of 2003 was $6,123,177, representing an increase of $764,471 (14.3%) over the same period in 2002. Interest expense for the first nine-months of 2003 increased $3,543 (.2%) compared to the same period in 2002 to $2,089,376. The primary reason for the increase in net interest income for the nine-month period ended September 30, 2003, versus the same period in 2002 was the increase in loans outstanding of over $20 million during the first nine months of 2003. The net interest margin decreased by one basis point from 4.28% in the first nine months of 2002 to 4.27% for the same period in 2003. The net interest margin remained constant as the general interest rate environment stabilized at unprecedented lower levels. Additionally, the Bank remained competitive for time deposits to preserve liquidity and to provide stable funding sources for anticipated loan growth.

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

The provision for loan losses for the nine months of 2003 increased $55,313 to $327,289 compared to the same period for 2002 because of the increase in outstanding loans. Net loan charge-offs for the nine months ended September 30, 2003, were $28,950, compared to $30,377, for the same period in 2002. It is management’s belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio, but there can be no assurance that will be the case.

Other operating income increased for the nine months ended September 30, 2003, by $347,632 (35.8%), compared to the same period in 2002 to $1,318,631, primarily due to the continuing success of the Bank’s NSF/ Overdraft Privilege Service and the doubling of mortgage origination income. Mortgage activity continued to be a great source of business because of the unprecedented low interest rate environment leading to a high volume of refinancings.

Additional increases in business activity generated increases in service charge revenue. The following table details the changes in other operating income for the first nine months of 2003 compared to the first nine months of 2002:

	2003	2002	Change	% Change
Monthly deposit service fees	$89,782	64,109	25,673	40.1
NSF charges	704,828	583,195	121,633	20.9
Mortgage origination income	311,851	155,035	156,816	101.2
Miscellaneous	212,170	168,660	43,510	25.8

	$1,318,631	970,999	347,632	35.8

Other operating expenses for the first nine months of 2003 increased $450,157 (15.3%) compared to the first nine months in 2002 to $3,398,867. The following table details the changes in other operating expenses for the first nine months of 2003 compared to the first nine months of 2002:

	2003	2002	Change	% Change
Salaries and other personnel expense	$1,817,795	1,467,240	350,555	23.9
Net occupancy and equipment expense	482,471	457,213	25,258	5.5
Data processing expense	270,351	216,858	53,493	24.7
Telecommunications	70,749	66,363	4,386	6.6
Debit card expense	1,564	29,496	(27,932)	(94.7)
Postage, freight, and supplies	136,299	145,330	(9,031)	(6.2)
Miscellaneous	619,638	566,210	53,428	9.4

	$3,398,867	2,948,710	450,157	15.3

Most of the expenses noted in the table above increased primarily due to the staffing and data processing expenses associated with greater business volume.

Income tax expense expressed as a percentage of earnings before taxes increased to 35.5% in 2003 from 34.3% in 2002 due to a decrease in tax-exempt income relative to earnings before income taxes.

Liquidity and Sources of Capital

Liquidity is the Bank’s ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Management believes that the financial statements, as of September 30, 2003, evidence a satisfactory liquidity position as total cash and cash equivalents totaled approximately $7.6 million, representing 5.3% of total assets. Investment securities totaled approximately $11.5 million, representing 8.1% of total assets as of September 30, 2003. Investment securities provide a secondary source of liquidity for the Bank since they can be converted into cash in a timely manner. The Bank’s ability to maintain and expand its deposit base and borrowing capabilities is an additional source of liquidity. The Bank maintains federal funds lines totaling $7,500,000 with four regional banks in an effort to support short-term liquidity. The Bank is a member of the Federal Home Loan Bank and is eligible to apply for term advances. Management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demands.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

The table below illustrates the Bank’s and the Company’s regulatory capital ratios at September 30, 2003:

	September 30, 2003	Minimum Regulatory Requirement
Consolidated
Tier 1 Capital	8.15%	4.0%
Tier 2 Capital	1.25%	—%

Total risk-based capital ratio	9.40%	8.0%

Leverage ratio	7.43%	4.0%

Bank
Tier 1 Capital	8.99%	4.0%
Tier 2 Capital	1.25%	—%

Total risk-based capital ratio	10.24%	8.0%

Leverage ratio	8.21%	4.0%

The Company has entered into a credit facility with a correspondent bank that provides for borrowings up to $2,500,000. The credit facility bears interest at the prime interest rate less ½% payable quarterly and matures on March 31, 2004. At maturity, the Company has the option to amortize the balance over ten years. Borrowings under the facility are collateralized by the stock of the Bank. The Company is subject to certain covenants that include minimum tangible capital levels and capital ratios, return on asset ratios, non-performing asset limits, and allowance for loan loss levels. At September 30, 2003, outstanding borrowings under this credit facility were $1,700,000 and the interest rate was 3.50%.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Report on Form 10-QSB and have concluded that the Company’s disclosure controls and procedures are effective. During the third quarter of 2003 there were no changes in the Company’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits – The following exhibits are filed with this report:

31.1—Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2—Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K. The company furnished a Current Report on Form 8-K on July 17, 2003, with respect to its financial results for the quarter ended June 30, 2003.

LIBERTY NATIONAL BANCSHARES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY NATIONAL BANCSHARES, INC.

Date: November 12, 2003	By:	/s/ William L. Daniel

William L. Daniel, President (Principal Executive Officer)

Date: November 12, 2003	By:	/s/ Jesse R. Cheatham

Jesse R. Cheatham, Chief Financial Officer (Principal Accounting Officer)