Form 10KSB
period 2003-12-31
LIBERTY NATIONAL BANCSHARES INC
filed 2004-03-29
CIK 1036757

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-24113

LIBERTY NATIONAL BANCSHARES, INC.

(Name of small business issuer in its charter)

Georgia	58-2292563
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 82030, Conyers, Georgia	30013
(Address of principal executive offices)	(Zip Code)

(770) 785-7880

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.50 par value per share
Title of class

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Revenue for the fiscal year ended December 31, 2003: $10,044,088.

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (1,136,599 shares) on March 22, 2004 was $14,775,787. As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the Common Stock of the Registrant based on recent sales of the Common Stock. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant’s Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s Common Stock, as of March 22, 2004: 1,474,399 shares of $.50 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on May 14, 2004, are incorporated by reference to Items 9, 10, 11, 12 and 14 of this Report.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this Annual Report on Form 10-KSB contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company’s financial performance and could cause actual results for fiscal 2004 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

Item 1. Description of Business

General

Liberty National Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Georgia on February 13, 1997 under the name “Rockdale National Bancshares, Inc.” and owns 100% of the outstanding capital stock of Liberty National Bank, formerly Rockdale National Bank (the “Bank”). The Company was incorporated as a mechanism to enhance the Bank’s ability to serve its future customers’ requirements for financial services. The holding company structure provides flexibility for expansion of the Company’s banking business through acquisition of other financial institutions and provision of additional banking-related services that the traditional commercial bank may not provide under present laws. For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank’s growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of the Bank and otherwise raise capital in a manner which is unavailable to the Bank under existing banking regulations.

The Bank commenced operations on October 14, 1997 at its main office located at 1000 Georgia Highway 138 in Conyers, Georgia and at a second, smaller branch office located at 1600 Georgia Highway 20, in Conyers, Georgia. In November 2001, the Bank opened a third branch at a leased facility located at 9100 Covington By-Pass, Covington, Newton County, Georgia. The Bank purchased property at this location in the third quarter of 2001 and opened a permanent facility constructed at this location in June 2003. As a result of the expansion into Newton County, the Company’s name was changed to Liberty National Bancshares, Inc. and the name of the Bank was changed to Liberty National Bank. In order to house its expanding operations area, the Bank leased office space at Suite 300, 329 Gees Mill Business Parkway, Conyers, Georgia, and has moved its Operations Department to that location.

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

Stability in both Rockdale and Newton Counties’ economy principally evolves from a large manufacturing base. The numerous manufacturing firms produce a wide array of products, including apparel, lighting fixtures, food processing, plastic cups, polyester film, cereal, and robotics. The largest employers in this area include Lithonia Lighting, General Mills, SKC, Sweetheart Cups, Inc., Golden States Foods, VISY Industries, Kysor-Warren, and Hill Phoenix.

Competition among financial institutions in the Bank’s primary service area is intense. There are ten commercial banks with a total of thirty-six branches in Rockdale and Newton Counties. The largest banks are affiliated with six major bank holding companies. Liberty National Bank is the only locally owned bank in Rockdale County.

Financial institutions primarily compete with one another for deposits. In turn, a bank’s deposit base directly affects such bank’s loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the designing of unique financial services products. The Bank is competing with financial institutions which have much greater financial resources than the Bank, and which may be able to offer more and unique services and possibly better terms to their customers. However, we believe that the Bank will be able to attract sufficient deposits to enable the Bank to compete effectively with other area financial institutions.

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

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2003 and December 31, 2002. This presentation includes all major categories of interest earning assets and interest bearing liabilities:

Average Consolidated Assets

(in thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2002
Interest-bearing deposits	$239	$66
Securities – taxable	10,828	10,262
Securities – non-taxable	1,843	2,130
Federal funds sold	4,832	8,160
Net loans	112,689	85,184

Total earning assets	130,431	105,802

Cash and due from banks	4,294	4,718
Other assets	4,322	3,924

Total assets	$139,047	$114,444

Average Consolidated Liabilities And Stockholders’ Equity

(in thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2002
Non interest-bearing deposits	$18,777	$16,957
NOW, money market, and savings deposits	39,216	35,003
Time deposits	66,444	50,998
Other borrowings	3,680	3,070
Other liabilities	621	81

Total liabilities	128,738	106,109
Stockholders’ equity	10,309	8,335

Total liabilities and stockholders’ equity	$139,047	$114,444

The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability expressed on a fully tax equivalent basis:

Net Interest Earnings

(in thousands)

	Year Ended December 31, 2003					Year Ended December 31, 2002
	Average Amount Outstanding		Interest Earned		Average Yield	Average Amount Outstanding		Interest Earned		Average Yield
Assets
Interest-bearing deposits	$239		$3		1.26%	$66		$1		1.52%
Securities – taxable	10,828		416		3.85%	10,262		449		4.38%
Securities – non taxable	1,843		88		4.78%	2,130		117		5.49%
Federal funds sold	4,832		50		1.03%	8,160		134		1.64%
Net loans	112,689	(1)	7,720	(2)	6.85%	85,184	(3)	6,706	(4)	7.87%

Total earning assets	$130,431		$8,277		6.35%	$105,802		$7,407		7.00%

	Average Amount Outstanding		Interest Paid		Average Rate Paid	Average Amount Outstanding		Interest Paid		Average Rate Paid
Liabilities
NOW, money market and savings deposits	$39,216		290		0.74%	$35,003		$474		1.35%
Time deposits	66,444		2,246		3.39%	50,998		2,113		4.14%
Other borrowings	3,680		219		5.95%	3,070		195		6.35%

Total interest-bearing liabilities	$109,340		$2,755		2.53%	$89,071		$2,782		3.12%

Net interest income			$5,522					$4,625

Net interest spread					3.82%					3.88%

Net interest margin			4.23%					4.37%

(1)	During 2003, all loans were accruing interest.
(2)	Interest earned on net loans for the year ended December 31, 2003 includes loan fees and loan service fees in the amount of $1,059,109.
(3)	During 2002, all loans were accruing interest.
(4)	Interest earned on net loans for the year ended December 31, 2002 includes loan fees and loan service fees in the amount of $889,381.

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

	Year Ended December 31, 2003 compared with the Year Ended December 31, 2002
	Increase (decrease) due to:
	Volume	Rate	Total
	(in thousands)
Interest earned on:
Interest-bearing deposits	$3	$(1)	$ 2
Securities	12	(74)	(62)
Federal funds sold	(54)	(30)	(84)
Net loans	2,051	(1,037)	1,014

Total interest income	2,012	(1,142)	870

Interest paid on:
NOW, money market, and savings deposits	54	(238)	(184)
Time deposits	642	(503)	139
Other borrowings	38	(14)	24

Total interest expense	734	(755)	(21)

Change in net interest income	$1,278	$(387)	$ 891

	Year Ended December 31, 2002 compared with the Year Ended December 31, 2001
	Increase (decrease) due to:
	Volume	Rate	Total
	(in thousands)
Interest earned on:
Interest-bearing deposits	$(1)	$(2)	$(3)
Securities	47	(117)	(70)
Federal funds sold	52	(146)	(94)
Net loans	1,914	(1,019)	895

Total interest income	2,012	(1,284)	728

Interest paid on:
NOW, money market, and savings deposits	148	(370)	(222)
Time deposits	696	(651)	45
Other borrowings	37	(16)	21

Total interest expense	881	(1,037)	(156)

Change in net interest income	$1,131	$(247)	$884

Investment Portfolio

At December 31, 2003, investment securities comprised approximately 8.4% of the Bank’s assets, Federal Funds sold comprised approximately 2.0% of the Bank’s assets, and net loans comprised approximately 81.9% of the Bank’s assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States, and municipalities in the State of Georgia. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

The following table presents, for the periods indicated, the carrying value of the Bank’s investments:

	As of December 31, 2003	As of December 31, 2002
Investment Category Available-for-Sale:
U.S. Treasury, U.S. Agency Securities, and Mortgage Backed Securities	$11,091,474	$11,497,172
Municipal Securities	1,611,195	2,163,057

Total Available-for-sale Securities	12,702,669	13,660,229

Other Securities:
Federal Home Loan Bank Stock	125,000	125,000
Federal Reserve Bank Stock	251,450	217,500
Bankers Bank Stock	50,068	50,068

Total Other Securities	426,518	392,568

Total	$13,129,187	$14,052,797

The following table indicates for the year ended December 31, 2003, the amortized cost of investments due by contractual maturity in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

	Amount	Weighted Average Tax Equivalent Yield
Investment Category Available-for-Sale:
Obligations of U.S. Treasury and other U.S. Agencies:
0 – 1 year	$4,609,623	3.81%
Over 1 through 5 years	5,183,927	3.06%
Over 5 through 10 years	—
Over 10 years	—
U.S. Agencies Mortgage-Backed Securities	1,121,884	3.57%
Municipal Securities
0 – 1 year	—
Over 1 through 5 years	351,675	4.70%
Over 5 through 10 years	—
Over 10 years	1,216,138	5.61%
Other Securities:
Federal Home Loan Bank Stock, no maturity	125,000	2.50%
Federal Reserve Bank Stock, no maturity	251,450	7.01%
Bankers Bank Stock	50,068	1.86%

Total	$12,909,765	3.72%

Loan Portfolio

The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2003, the Board of Directors of the Bank had established a lending limit for loans up to $2,157,000 to any one borrowing relationship. In addition, under the OCC’s lending limit pilot program, the Bank can lend up to $3,596,000 to any one borrower under certain conditions.

While risk of loss in the Bank’s loan portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the Bank’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Bank’s real estate portfolio. Of the Bank’s target areas of lending activities, commercial loans are generally considered to have greater risk than real estate loans or consumer installment loans.

The following is a description of each of the major categories of loans in the Bank’s loan portfolio:

Commercial, Financial and Agricultural Loans

Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank’s legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individuals, partnership or corporate borrowers, and obtained by borrowers for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. Although the Bank typically looks to a commercial borrower’s cash flow as the principal source of repayment for such loans, many commercial loans are secured by equipment and other assets.

Consumer/Installment Loans

The Bank’s consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans and pre-approved lines of credit. This category of loans also includes lines of credit and term loans, secured by second mortgages on the residences of borrowers, obtained by borrowers for a variety of purposes, including home improvements, education and other personal expenditures. In evaluating these loans the Bank reviews the borrower’s level and stability of income, past credit history, and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, the Bank maintains a proper margin between the loan amount and collateral value.

Real Estate Loans

The Bank’s real estate loans consist of residential first and second mortgage loans, residential construction loans and, to a limited degree, commercial real estate loans. These loans are made consistent with the Bank’s appraisal policy and real estate lending policy, which detail maximum loan-to-value ratios and maturities. These loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market, minimizing the risk of loss to the Bank.

The following table presents various categories of loans contained in the Bank’s loan portfolio for the periods indicated and the total amount of all loans for such periods:

Type of Loan	As of December 31, 2003	As of December 31, 2002
Commercial, Financial and Agricultural	$10,364,448	$8,998,629
Real Estate - Construction	41,544,228	23,047,290
Real Estate - Mortgage	76,084,952	61,747,414
Installment and Other Loans to Individuals	2,578,892	2,688,066

Subtotal	130,572,520	96,481,399
Less: Allowance for possible loan losses	(1,699,162)	(1,346,502)
Net deferred loan fees	(106,123)	(118,777)

Total (net of allowances)	$128,767,235	$95,016,120

The following is a presentation of an analysis of maturities of loan types as of December 31, 2003:

Type of Loan	Due in 1 Year or Less	Due after 1 to 5 Years	Due After 5 Years	Total
Commercial, Financial and Agricultural	$6,339,704	$4,024,744	$—	$10,364,448
Real Estate – Construction	40,269,054	1,275,174	—	41,544,228

Total	$46,608,758	$5,299,918	$—	$51,908,676

For all loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2003:

Interest Category	Due in 1 Year or Less	Due after 1 to 5 Years	Due After 5 Years	Total
Predetermined interest rate	$62,237,141	$51,671,112	$3,250,225	$117,158,478
Floating interest rate	12,738,026	676,016	—	13,414,042

Total	$74,975,167	$52,347,128	$3,250,225	$130,572,520

As of December 31, 2003, all loans were accruing interest and no accruing loans were contractually past due 90 days or more as to principal and interest payments and no loans were defined as “troubled debt restructurings.”

Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

As of December 31, 2003, there were no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Summary of Loan Loss Experience

An analysis of the Bank’s loan loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

Analysis of the Allowance for Possible Loan Losses

	Year Ended December 31, 2003	Year Ended December 31, 2002
Balance at beginning of period	$1,346,502	$1,059,635
Charge-offs- consumer	(45,782)	(46,425)
Charge-offs- commercial	(19,599)	(82,784)
Recoveries- consumer	26,174	5,240
Recoveries- commercial	3,766	21,431

Net Charge-offs	(35,441)	(102,538)

Additions charged to operations	388,101	389,405

Balance at end of period	$1,699,162	$1,346,502

Ratio of net charge-offs during the period to average loans outstanding during the period.	.03%	.12%

At December 31, 2003, the allowance for loan loss was allocated as follows:

	Amount	Percentage of loans in each category to total loans
Commercial, Financial and Agricultural	$174,693	7.9%
Real Estate – Construction	459,838	31.8%
Real Estate – Mortgage	995,359	58.3%
Installment and Other Loans to Individuals	69,272	2.0%

Total	$1,699,162	100.0%

At December 31, 2002, the allowance for loan loss was allocated as follows:

	Amount	Percentage of loans in each category to total loans
Commercial, Financial and Agricultural	$142,442	9.3%
Real Estate – Construction	157,309	25.3%
Real Estate – Mortgage	977,304	62.6%
Installment and Other Loans to Individuals	69,447	2.8%

Total	$1,346,502	100.0%

Allowance for Loan Losses

Residential mortgages, commercial mortgage, and construction loans constituted 90.0% of outstanding loans at December 31, 2003. All loans in this category represent residential real estate mortgages, commercial mortgage or construction loans where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

As of December 31, 2003, 8.0% of outstanding loans are in the category of commercial loans. Although commercial loans are generally considered by management as having greater risk than other categories of loans in the Company’s loan portfolio, 98.6% of these commercial loans at December 31, 2003 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans.

The Company’s consumer loan portfolio constitutes 2.0% of outstanding loans at December 31, 2003. At December 31, 2003 the majority of the Company’s consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in eight different categories. Grades five through eight are assigned allocations of loss based on management’s estimate of potential loss, which is generally based on collateral deficiencies or loss percentages by grade used by the Federal bank regulators. Loans graded one through four are stratified by type and allocated loss ranges based on peer group loss experience and regulatory guidelines as the Company does not have a significant loss history of its own. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. Management uses an outsourced loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loan losses. The Bank’s primary regulator, the Office of the Comptroller of the Currency, also conducts a periodic examination of the loan portfolio. Upon completion, the Office of the Comptroller of the Currency presents its report of findings to the Board and management of the Bank. Information provided from these two independent sources, together with information provided by the management of the Bank and other information known to members of the Board, are utilized by the Board to monitor, on a monthly basis, the loan portfolio. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

In mid-2001, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and simultaneously the federal banking agencies issued an “Interagency Policy Statement of Allowance for Loan and Lease Losses (ALLL) Methodologies and Documentation for Banks and Savings Associations.” The Bank considered and incorporated these new pronouncements in the assessment of its policies and systems surrounding the maintenance of the allowance for loan losses.

Deposits

The Bank offers a full range of interest-bearing and non interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and fixed and variable rate certificates of deposit with a range of maturity date options. The sources of deposits are individuals, businesses and employees of businesses within the Bank’s market area, obtained through the personal solicitation of the Bank’s officers and directors, direct mail solicitation and advertisements published by the local media. The Bank pays competitive interest rates on time and savings deposits. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank’s market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

	(Balances in thousands)
	Year Ended December 31, 2003		Year Ended December 31, 2002
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Deposit Category
Non-interest bearing demand deposits	$18,777	N/A	$16,957	N/A
NOW, money market and savings deposits	$39,216.74%		$35,003	1.35%
Time deposits	$66,444	3.39%	$50,998	4.14%

The following table indicates the amount of time deposits of $100,000 or more and their respective maturities at December 31, 2003:

3 months or less	$1,090,826
3-6 months	4,366,069
6-12 months	5,247,834
Over 12 months	8,969,951

Total	$19,674,680

Return on Average Equity and Average Assets

Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002
Return on Assets	1.07%	.92%
Return on Equity	14.44%	12.60%
Equity to Assets Ratio	7.41%	7.28%
Dividend Payout Ratio	0.00%	0.00%

Return on assets is calculated by dividing net earnings by average total assets. Return on equity is calculated by dividing net earnings by average equity. Equity to assets ratio is calculated by dividing average equity to average assets. Dividend payout ratio is calculated by dividing the dividends declared per share by net income per share.

Asset/Liability Management

The Bank’s objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain Bank officers are responsible for monitoring policies and procedures designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. Management’s overall philosophy is to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Bank management seeks to invest the largest portion of the Bank’s assets in commercial, consumer and real estate loans.

The Bank’s asset/liability mix is monitored on a daily basis, with a quarterly report reflecting interest-sensitive assets and interest-sensitive liabilities prepared and presented to the Bank’s Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank’s earnings.

Correspondent Banking

Correspondent banking involves the providing of services by one bank to another bank, which cannot provide that service for itself from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. Such correspondent arrangements are governed, in part, by the provisions of 12 C.F.R. 32.107 and O.C.C. Banking Circular 181 (Rev.) (August 2, 1984).

The Bank sells loan participations to correspondent banks with respect to loans that exceed the Bank’s lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. As of December 31, 2003, the Bank had $2,854,951 in outstanding participations sold. The participations sold do not restrict the purchaser in any way that would dictate that the participations sold would have to be accounted for as a secured borrowing. The participations sold are on a non-recourse basis. Should loan losses occur, the charge-offs would be allocated on a pro-rata basis. Bank management does not believe that loan participations necessarily pose any greater risk of loss than loans that the Bank originates.

Data Processing

The Bank has entered into a data processing servicing agreement with FiServ Solutions, Inc., d/b/a FiServ Atlanta. Through this servicing agreement the Bank receives a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing. Investment portfolio accounting is provided by The Bankers Bank, located in Atlanta, Georgia, and payroll processing is provided by ADP, Inc., located in Alpharetta, Georgia.

Employees

As of December 31, 2003, the Bank employed 4 persons on a part-time basis and 41 persons on a full-time basis, including 14 officers. The Bank will hire additional persons as needed, including additional tellers, loan officers, financial service representatives, and operations personnel. All employees of the Company are also employed by the Bank, and all of the compensation paid to such employees is paid by the Bank.

Monetary Policies

The results of operations of the Company will be affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

Transfer Agent and Common Stock Registrar

Registrar and Transfer Company serves as the transfer agent and registrar for the Company’s common stock.

Supervision and Regulation

The following discussion is only intended to provide brief summaries of significant statutes and regulations that affect the banking industry and therefore is not complete. Changes in applicable laws or regulations, and in the policies of regulators, may have a material effect on the Company’s business and prospects. Management cannot accurately predict the nature or extent of the effects on the Company’s business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

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

Bank Holding Company Regulation. In general, the Bank Holding Company Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board’s approval before they:

•	acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;

•	merge or consolidate with another bank holding company; or

•	acquire substantially all of the assets of any additional banks.

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

The Change in Bank Control Act of 1978 requires a person (or group of persons acting in concert) acquiring “control” of a bank holding company to provide the Federal Reserve Board with 60 days’ prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition. In addition, any “company” must obtain the Federal Reserve Board’s approval before acquiring 25% (5% if the “company” is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.

Financial Services Modernization. The laws and regulations that affect banks and bank holding companies recently underwent significant changes as a result of the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act of 1999. Generally, the act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumers’ information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

Transactions with Affiliates. The Company and the Bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate. It also requires all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

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

Federal Deposit Insurance Corporation Improvement Act. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. Management believes that the Bank meets all such standards.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has “opted out.” The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Under recent Federal Deposit Insurance Corporation regulations, banks are prohibited from using their interstate branches primarily for deposit production. The Federal Deposit Insurance Corporation has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Georgia has “opted in” to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain requirements. Georgia law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Georgia financial institution that has been in existence for at least 3 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Georgia may not establish de novo branches in Georgia.

Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through a fund administered by the Federal Deposit Insurance Corporation. All insured banks are required to pay semi-annual deposit insurance premium assessments to the Federal Deposit Insurance Corporation.

Capital Adequacy. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

The Federal Deposit Insurance Corporation and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

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

The Federal Deposit Insurance Corporation Improvement Act created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the Federal Deposit Insurance Corporation, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “undercapitalized” depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.

Recent Significant Changes in Banking Laws and Regulations

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Act”) was enacted to address corporate and accounting fraud. The Act establishes a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also: (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

The Act requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Act: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods;” (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Item 2. Description of Property

Facilities

The Bank’s main office is located at 1000 Georgia Highway 138 in Conyers, Georgia. The building contains a boardroom conference facility and an area for the Bank’s loan operations. The Bank operates a small branch office located at 1600 Georgia Highway 20, in Conyers, Georgia. This branch facility is located on approximately 1.2 acres of land. This facility contains a safe, one office, three teller stations, and two drive-in windows. In November 2001, the Bank opened a third branch at a leased facility located at 9100 Covington By-Pass, Covington, Newton County, Georgia. The Bank purchased property at this location in the third quarter of 2001. In order to conduct business, the Bank leased a temporary facility for 18 months to allow time to construct a permanent facility. The permanent facility was opened in June 2003. In order to house its expanding operations area, the Bank leases office space at Suite 300, 329 Gees Mill Business Parkway, Conyers, Georgia, and has moved its Operations Department to that location.

The Company does not own any real property.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter ended December 31, 2003 to a vote of security holders of the Company.

PART II

Item 5. Market for Common Equity; Related Stockholder Matters and Small Business Issuer

  Purchases of Equity Securities

A.	Market Information

During the period covered by this report and to date, there has been no established public trading market for the Company’s common stock.

B.	Holders of Common Stock

On March 22, 2004, the number of holders of record of the Company’s common stock was 656.

C.	Dividends

To date, the Company has not paid any cash dividends on its common stock. It is the policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company and of the Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

The Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the OCC. Pursuant to 12 U.S.C. § 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits (retained earnings) is further limited by 12 U.S.C. § 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than one-tenth of the Bank’s net income of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. § 60(b), the approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements, related notes and statistical information included herein.

The following discussion describes the Company’s results of operations for 2003 as compared to 2002, and also analyzes the Company’s financial condition as of December 31, 2003 as compared to December 31, 2002. Like most community banks, the Company derives most of its income from interest it receives on its loans and investments. The Company’s primary source of funds for making these loans and investments is its deposits, on which the Company pays interest. Consequently, one of the key measures of the Company’s success is its amount of net interest income, or the difference between the income on the Company’s interest-earning assets, such as loans and investments, and the expense on the Company’s interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield the Company earns on these interest-earning assets and the rate the Company pays on its interest-bearing liabilities.

The Company has included a number of tables to assist in the Company’s description of these measures (see “Item 1 – Description of Business”). For example, the “Average Consolidated Assets” table shows the average balance during 2003 and 2002 of each category of the Company’s assets and liabilities, as well as the yield the Company earned or the rate it paid with respect to each category. A review of this table shows that the Company’s loans typically provide higher interest yields than do other types of interest earning assets, which is why the Company intends to channel a substantial percentage of its earning assets into its loan portfolio. Similarly, the “Rate/Volume Analysis” of Net Interest Income table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. The Company also tracks the sensitivity of its various categories of assets and liabilities to changes in interest rates, and the Company has included a “Sensitivity Analysis Table” to help explain this. Finally, the Company has included a number of tables that provide detail about the Company’s investment securities, loans, and deposits.

Of course, there are risks inherent in all loans, and the Company maintains an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. The Company establishes and maintains this allowance by charging a provision for loan losses against the Company’s operating earnings. In Item 1 – “Description of Business,” the Company has included a detailed discussion of this process, as well as several tables describing the Company’s allowance for loan losses and the allocation of this allowance among the Company’s various categories of loans.

In addition to earning interest on its loans and investments, the Company earns income through fees and other expenses it charges to its customers. The Company describes the various components of this non-interest income, as well as the Company’s non-interest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected the Company’s financial position and operating results during the periods included in the accompanying financial statements. The Company encourages you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Executive Summary

Total assets increased from $120,632,571 at December 31, 2002 to $157,143,292 at December 31, 2003, an increase of 30.3%. Net income increased from $1,050,285 in 2002 to $1,488,718 in 2003, an increase of 32.4%, primarily due to increased loans outstanding. The net interest margin decreased slightly from 3.88% in 2002 to 3.82% in 2003. Credit quality remained strong, with net charge-offs of $35,441 in 2003, or .03% of average loans outstanding.

In June of 2003, the Bank opened its permanent facility in Covington, Georgia. The potential for future growth in both Newton and Rockdale counties remains exceptionally favorable. To address the needs for non-organic capital, the Company commenced a private placement of its Common Stock during early 2003.

Critical Accounting Policies

The accounting and financial reporting policies of the Company and the Bank conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In determining which accounting policies are “critical” in nature, the Company has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on the Company’s financial statements. Financial results could differ significantly if different judgments or estimates are applied. The below described “Allowance for Loan Losses” is the sole accounting policy applied by the Company that the Company has deemed to be “critical.”

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the Bank’s portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The use of these values is inherently subjective and the Bank’s actual losses could be greater or less than the estimates.

The Bank’s allowance for loan losses has two basic components: (1) specific loss estimates for individually classified and impaired loans, and (2) general loss estimates on loans for which no impairment has been identified and large groups of smaller balance homogeneous loans. Specific loss estimates on individual loans include subjective evaluations related to secondary sources of repayment for the loan which are principally collateral liquidation. The general loss allocations use historical loss ratio experience which may not be indicative of the actual losses present in the loan portfolio at a given point in time.

While the basic methodology of the Bank’s loan loss allowance estimation process has not changed, management continuously re-evaluates the use of historical loss factors, national and local economic trends, credit concentrations and other relevant factors in determining the adequacy of the allowance for loan loss.

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

Other Significant Events

Stock Split

The Board of Directors declared a 2-for-1 stock split for shareholders of record as of July 31, 2002. All share and per share information has been presented to show the effect of the 2-for-1 stock split.

Private Placement Offering

Between October 4, 2002 and February 14, 2003, the Company commenced a private placement offering of up to 100,000 shares of its common stock at $10 per share. Shares were offered and sold pursuant to an exemption from the registration requirements of the applicable federal and state securities laws. Proceeds from the offering, net of offering costs, totaled approximately $431,315, and were contributed to the Bank to support future growth.

Results of Operations

For the year ended December 31, 2003, assets increased and net earnings improved. Diluted earnings per common share increased by $.23, from $.71 at December 31, 2002 to $.94 at December 31, 2003, an increase of 32.4%. Total assets increased by 30.3%, from $120,632,571 at December 31, 2002 to $157,143,292 at December 31, 2003. Net loans increased from $95,016,120 at December 31, 2002 to $128,767,235 at December 31, 2003, due to strong loan demand coupled with a focused marketing effort. Net charge-offs for 2003 were $35,441, compared to $102,538 in 2002. The higher net loan charge-offs in the twelve months ended December 31, 2002 involved primarily the charge-off of two loans of approximately $21,300 and $32,300 respectively. At December 31, 2003, the Bank’s allowance for loan loss reserve ratio was 1.30% of total loans, a decrease from 1.40% at December 31, 2002.

Deposits increased for the same period by $32,866,061, or 30.5%, from $107,714,440 in 2002 to $140,580,501 at December 31, 2003. The increase was primarily attributable to continued growth in the community served by the Bank coupled with the Bank’s competitive position in the market. The Bank’s investment portfolio decreased $957,560, or 7.0%, from $13,660,229 in 2002 to $12,702,669 in 2003, a net result of bond maturities and calls in the portfolio exceeding the purchase of additional securities.

The Bank’s loan-to-deposit ratio was 91.6% at December 31, 2003, compared to 88.2% at December 31, 2002. Pre-tax earnings increased in 2003 because of higher levels of average earning assets, from $105.8 million in 2002 to $130.4 million in 2003. Increased earning assets helped offset a decline in the net interest margin that resulted from changes in the economic environment during 2003. Net interest income increased by $906,398, or 19.8%, from $4,585,210 in 2002 to $5,491,608 in 2003. Non-interest expense increased by 15.7% from $3,952,669 for 2002 to $4,573,912 for 2003. This increase was the result of an increase in personnel expenses and other overhead expenses used to grow the Bank. Non-interest income increased by $419,613, from $1,377,647 for 2002 to $1,797,260 for 2003. This increase was due to the increased volume of deposit accounts, fees associated with overdraft protection service and higher mortgage origination fees.

Net Interest Income

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control non-interest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Company’s ability to maintain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is the key performance measure of income.

Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost, calculated on a fully tax equivalent basis for the years indicated:

	Year Ended December 31, 2003			Year Ended December 31, 2002
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(in thousands)			(in thousands)
Interest-bearing deposits	$239	$3	1.26%	$66	$1	1.52%
Federal funds sold	4,832	50	1.03%	8,160	134	1.64%
Securities:
Taxable	10,828	416	3.84%	10,262	449	4.38%
Tax-exempt	1,843	88	4.77%	2,130	117	5.49%
Loans, net	112,689	7,720	6.85%	85,184	6,706	7.87%

Total earning assets	$130,431	$8,277	6.35%	$105,802	$7,407	7.00%

Interest bearing demand and savings	$39,216	$290.74%		$35,003	$474	1.35%
Time deposits	66,444	2,246	3.39%	50,998	2,113	4.14%
Other borrowings	3,680	219	5.95%	3,070	195	6.35%

Total interest-bearing liabilities	$109,340	$2,755	2.53%	$89,071	$2,782	3.12%

Net spread on earning assets			3.82%			3.88%

Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.

The net spread on earning assets on a tax equivalent basis for the years ended December 31, 2003 and 2002 was 3.82% and 3.88%, respectively. Falling interest rates affected the Bank’s net spread on earning assets as assets re-priced faster than liabilities. However, increased volume, especially in loans, helped offset the downward pressure on the net interest margin, resulting in an increase in net interest income from $4,585,210 for the year ended December 31, 2002 to $5,491,608 for the year ended December 31, 2003. Net interest income increased from $3,704,955 for the year ended December 31, 2001 to $4,585,210 for the year ended December 31, 2002. This increase was primarily attributable to higher loan volume.

The net interest margin has been declining for the last two years. Volume increases have more than offset margin compression in each of those years. Regulatory capital constraints will affect and limit the ability of the Bank to continue the dynamic growth rate of loans outstanding that it has experienced over the last two years. In order to sustain earnings growth the Bank will concentrate its efforts on more effective pricing of loan and deposit interest rates. As a result of altered pricing strategies, the Bank anticipates stabilization and eventual improvement in the net interest margin.

Non-Interest Income

Non-interest income for the year ended December 31, 2003 and December 31, 2002 amounted to $1,797,260 and $1,377,647, respectively. As a percentage of average assets, non-interest income increased from 1.20% in 2002 to 1.29% in 2003. The increase in non-interest income during 2003 is attributable to the increase in service charges on deposit accounts, which, in turn, is attributable to an increase in the number of deposit accounts and the fees associated with a new overdraft protection program that was implemented in 2002.

Mortgage origination fees increased $227,170 during 2003 as the Bank continued directly managing the product line. The Bank also experienced unprecedented mortgage loan demand as mortgage rates reached 40 year lows during 2002 and remained low in 2003. Refinancing activity over the last two years has created an opportunity for earnings enhancement that may not be sustainable should mortgage rates return to higher levels.

The following table summarizes the major components of non-interest income for the years ended December 31, 2003 and December 31, 2002:

	Year Ended December 31,
	2003	2002
Service fees on deposit accounts	$1,210,927	$1,043,849
Mortgage origination fees	464,523	237,353
Miscellaneous, other	121,810	96,445

Total non-interest income	$1,797,260	$1,377,647

Non-Interest Expense

Non-interest expense increased from $3,952,669 during 2002 to $4,573,912 in 2003. As a percentage of total average assets, non-interest expense decreased from 3.45% to 3.29%. Management attributes this decrease in the ratio of non-interest expense to average assets to the results of expense control initiatives and increased levels of overhead coverage from earning assets. Below are the components of non-interest expense for the years ended December 31, 2003 and 2002.

	Year Ended December 31, 2003	Year Ended December 31, 2002
Salaries and other compensation	$2,025,988	$1,677,480
Employee benefits	450,361	322,706
Net occupancy and equipment expense	622,351	594,549
Professional and other outside services	221,431	216,603
Other expense	1,253,781	1,141,331

Total non-interest expense	$4,573,912	$3,952,669

Allowance for Loan Losses

During 2003, the allowance for loan losses grew from $1,346,502 at December 31, 2002 to $1,699,162 at December 31, 2003. During 2003, the allowance for loan losses as a percent of gross loans decreased from 1.40% to 1.30%. There were $129,209 in gross charge-offs during 2002 and $65,381 in gross charge-offs during 2003. As of December 31, 2003, management considers the allowance for loan losses to be adequate. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Liquidity and Interest Rate Sensitivity

Net interest income, the Company’s primary source of earnings, fluctuates with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet of the Company should be structured so that re-pricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these re-pricing opportunities at any point in time constitute interest rate sensitivity.

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company’s overall interest rate risks.

The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 2003 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity. In addition, call provisions in the bond portfolio and loan prepayments may affect actual maturities.

	Within Three months	After Three Months but within six months	After six months but within one year	After one year but within five years	After five years	Total
EARNINGS ASSETS
Loans	$23,451	16,338	28,349	57,910	4,525	130,573
Investment Portfolio	1,050	2,557	1,003	5,545	2,328	12,483
Federal funds sold	3,171	—	—	—	—	3,171

Total earning assets	$27,672	18,895	29,352	63,455	6,853	146,227

SUPPORTING SOURCE OF FUNDS
Interest-bearing demand deposits and savings	$45,162	—	—	—	—	45,162
Certificates, less than $100M	6,416	7,768	14,241	21,959	—	50,384
Certificates, $100M and over	1,091	4,366	5,248	8,970	—	19,675
FHLB Advances	—	—	—	2,500	—	2,500
Note payable	2,500	—	—	—	—	2,500

Total interest-bearing liabilities	$55,169	12,134	19,489	33,429	—	120,221

Interest-sensitivity gap	(27,497)	6,761	9,863	30,026	6,853	26,006
Cumulative interest-sensitivity gap	(27,497)	(20,736)	(10,873)	19,153	26,006
Interest-sensitivity gap ratio	(.50)	1.56	1.51	1.90	n/a
Cumulative interest-sensitivity gap ratio	(.50)	(.69)	(.87)	1.16	n/a

As evidenced by the previous table, the Company is cumulatively liability sensitive at one year. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are re-priced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous as earning assets are re-priced sooner than the liabilities. With respect to the Company, an increase in interest rates would result in lower earnings while a decline in interest rates will increase income. This, however, assumes that all other factors affecting income remain constant.

As the Company continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Bank’s Asset/Liability Committee meets on a quarterly basis and develops management’s strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company’s primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $32.9 million during 2003 and by $11.1 million in 2002. Below are the pertinent liquidity balances and ratios for the years ended December 31, 2003 and December 31, 2002:

	Year Ended December 31, 2003	Year Ended December 31, 2002
Cash and cash equivalents	$9,006,635	$6,677,093
Securities	$13,129,187	$14,052,797
CDs over $100,000 to total deposits ratio	14%	17%
Loan to deposit ratio	92%	88%

At December 31, 2003, large denomination certificates of deposit accounted for 14.0% of total deposits. Large denomination certificates of deposit are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination certificates and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination certificates may have a material adverse effect on the Bank’s liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Rockdale and Newton Counties, Georgia, or surrounding counties, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Rockdale and Newton Counties, as outside depositors are more likely to be interest rate sensitive.

Cash and cash equivalents are the primary source of liquidity. At December 31, 2003, cash and cash equivalents amounted to $9.0 million, representing 5.7% of total assets. Securities available for sale provide a secondary source of liquidity. Approximately $2,729,000 of securities available for sale were called, matured or paid down in 2003.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2003, the Company had no brokered deposits in its portfolio.

While the Bank does not use brokered deposits as a funds source, it has relied on out-of–market deposits to fund some of the loan growth in the local market. Deposits have not grown as quickly as loan demand in Rockdale and Newton Counties. The Bank has maintained a dominant position in deposit pricing in the local market. When acquiring deposits from outside the local market, the Bank does not pay interest rates in excess of rates offered in the local market. Out-of-market deposits increased from $6,239,000 in 2002 to $15,719,000 in 2003.

Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way in the foreseeable future.

The Company has entered into a credit facility with a correspondent bank that provides for borrowings up to $2,500,000. The credit facility bears interest at the prime interest rate less ½% payable quarterly and matures on March 31, 2004. At maturity, the Company will exercise its option to amortize the balance over ten years. Borrowings under the facility are collateralized by the stock of the Bank. The Company is subject to certain covenants that include minimum tangible capital levels and capital ratios, return on asset ratios, non-performing asset limits, and allowance for loan loss levels. At December 31, 2003, outstanding borrowings under this credit facility were $2,500,000 and the interest rate was 3.50%.

Off-Balance Sheet Arrangements

In the normal course of our business, the Bank enters into certain off-balance sheet transactions that are connected with meeting the financing needs of its customers. These off-balance sheet arrangements consist of letters of credit and commitments to extend credit. These arrangements are discussed in detail in Note 14 to the Company’s consolidated financial statements.

Capital Adequacy

There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines; and (ii) the leverage ratio.

The risk-based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two “tiers.” Tier 1 capital consists of common shareholders’ equity, non-cumulative and cumulative (bank holding companies only) perpetual preferred stock and minority interest. Goodwill, certain intangible assets, and certain deferred tax assets are subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital. At December 31, 2003 the Bank had a risk-based capital ratio of 10.16% with 8.96% consisting of Tier 1 capital.

The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital into total average assets. For banks that are not rated CAMELS-1 by their primary regulator, the minimum leverage ratio should be 4.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors. At December 31, 2003, the Bank had a leverage ratio of 8.50%.

The Federal Reserve Board, the OCC and the FDIC have adopted a rule that adds a measure of interest rate risk to the determination of supervisory capital adequacy. In connection with this rule, the agencies have implemented a measurement process to measure interest rate risk. Under this proposal, all items reported on the balance sheet, as well as off-balance sheet items, would be reported according to maturity, re-pricing dates and cash flow characteristics. A bank’s reporting position would be multiplied by duration-based risk factors and weighted according to rate sensitivity. The net risk weighted position would be used in assessing capital adequacy. The objective of this complex proposal is to determine the sensitivity of a bank to various rising and declining interest rate scenarios.

The regulations affecting bank capital levels are very specific. The Bank has resolved to maintain a “well-capitalized” rating, which must be met by maintaining a total risk based capital ratio in excess of 10.0%. Dropping below that level has financial consequences including increases in FDIC premiums as well as the prohibition of the use of brokered certificates of deposits. Although the Bank has never used brokered deposits, it would like to avoid restrictions on the potential use of the instruments as sources of additional liquidity.

The current risk based capital ratio requirements can restrict the growth of the Bank if organically created capital does not increase as quickly as loan growth. In order to satisfy the regulatory capital requirements the Company has infused capital to the Bank. The Company funds the infusions by relying on borrowings from a correspondent bank. The Company continues exploring other opportunities for more permanent solutions to the capital shortage issue.

For additional information regarding regulatory capital ratios, refer to Note 12 of the Company’s consolidated financial statements.

Item 7. Financial Statements

The following consolidated financial statements are included as Exhibit 99.1 of this Report and incorporated herein by reference:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets—December 31, 2003 and 2002

Consolidated Statements of Earnings—Years Ended December 31, 2003 and 2002

Consolidated Statements of Comprehensive Income—Years Ended December 31, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity—Years Ended December 31, 2003 and 2002

Consolidated Statements of Cash Flows—Years Ended December 31, 2003 and 2002

Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no occurrence requiring a response to this item.

Item 8A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiary required to be included in the Company’s Securities and Exchange Commission’s filings. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date management carried out this evaluation.

PART III

Item 9. Directors and Executive Officers

The information relating to directors and executive officers of the Company contained in the Company’s definitive proxy statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders scheduled to be held on May 12, 2004 (the “2004 Proxy Statement”) is incorporated herein by reference.

Item 10. Executive Compensation

The information relating to executive compensation contained in the 2004 Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

With the exception of the equity compensation plan information provided below, the information relating to this item contained in the 2004 Proxy Statement is incorporated herein by reference.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders—Non-Management Directors Stock Option Plan	124,000	$5.56	74,000
Equity compensation plans approved by security holders—Stock Option Plan	94,734	$6.37	69,632
Total	218,734		143,632

Item 12. Certain Relationships and Related Transactions

The information relating to related party transactions contained in the 2004 Proxy Statement is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from the Company’s: (i) Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 333-24435 (referred to as “SB-2”); Annual Report on Form 10-KSB for the year ended December 31, 1998 (“1998 10-KSB”); and Annual Report on Form 10-KSB for the year ended December 31, 2000 (“2000 10-KSB”). The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit No.	Description of Exhibit
*3.1 -	Amended and Restated Articles of Incorporation of the Company (SB-2)

*3.2 -	Bylaws of the Company (SB-2)

*10.1 -	Employment Agreement dated April 25, 2000, between the Company, the Bank and William L. Daniel (2000 10-KSB)

*10.4 -	Stock Option Plan (1998 10-KSB)

*10.5 -	Non-Management Directors’ Stock Option Plan (1998 10-KSB)

14.1 -	Code of Ethics for Senior Financial Officers

21.1 -	Subsidiaries of the Registrant

23.1 -	Consent of Porter Keadle Moore, LLP

31.1 -	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 -	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 -	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 -	Financial Statements

(b) Reports on Form 8-K. On January 23, 2004 the Company filed a Report on Form 8-K with regard to its press release regarding financial results for the fourth quarter and year ended December 31, 2003.

Item 14. Principal Accountant Fees and Services

The information relating to principal accountant fees and services contained in the 2004 Proxy Statement is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY NATIONAL BANCSHARES, INC.

Dated: March 23, 2004	By:	/s/ William L. Daniel
William L. Daniel
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 23, 2004	By:	/s/ Jesse R. Cheatham, Jr.
Jesse R. Cheatham, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Michael P. Jones Michael P. Jones	Chairman and Director	March 23, 2004

/s/ William L. Daniel William L. Daniel	President and Chief Executive Officer and Director	March 23, 2004

/s/ William R. Walker William R. Walker	Senior Lender and Executive Vice President and Director	March 23, 2004

/s/ C. Dean Alford C. Dean Alford	Secretary and Director	March 23, 2004

/s/ Troy A. Athon Troy A. Athon	Director	March 23, 2004

/s/ Hazel E. Durden Hazel E. Durden	Director	March 23, 2004

/s/ R. Flynn Nance, D.V.M. R. Flynn Nance, D.V.M.	Director	March 23, 2004

/s/ Michael R. Potts Michael R. Potts	Director	March 23, 2004

/s/ Arthur J. Torsiglieri, Jr., M.D. Arthur J. Torsiglieri, Jr., M.D.	Director	March 23, 2004

/s/ John A. Fountain, M.D. John A. Fountain, M.D.	Director	March 23, 2004

EXHIBIT INDEX

Exhibit No.	Description

14.1	Code of Ethics For Senior Financial Officers

21.1	Subsidiaries of Registrant

23.1	Consent of Porter Keadle Moore, LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Financial Statements