Form 10QSB
period 2004-03-31
LIBERTY NATIONAL BANCSHARES INC
filed 2004-05-17
CIK 1036757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

As of May 12, 2004 there were 1,523,399 shares of the Registrant’s common stock, par value $.50 per share, outstanding.

Transitional Small Business Disclosure Format.    YES  ☐    NO  ☒

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheet

March 31, 2004

(Unaudited)

Assets
Cash and due from banks	$6,022,278
Federal funds sold	12,671,000

Cash and cash equivalents	18,693,278

Investment securities available for sale	14,565,258
Other investments	426,518
Loans, net of allowance for loan losses of $1,787,612	139,989,141
Premises and equipment, net	4,829,459
Accrued interest receivable	679,571
Other assets	467,452

Total assets	$179,650,677

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$27,474,031
Interest-bearing demand and money market	45,728,117
Savings	4,136,587
Time deposits of $100,000 or more	20,684,829
Other time deposits	64,249,839

Total deposits	162,273,403

Accrued interest payable	141,842
Other liabilities	284,981
FHLB advances	2,500,000
Other borrowings	2,900,000

Total liabilities	168,100,226

Stockholders’ equity:
Common stock, $.50 par value; 10,000,000 shares authorized 1,474,399 shares issued and outstanding	737,200
Additional paid-in capital	7,004,088
Retained earnings	3,659,431
Accumulated other comprehensive income	149,732

Total stockholders’ equity	11,550,451

Total liabilities and stockholders’ equity	$179,650,677

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Interest and dividend income:
Loans, including fees	$2,170,444	1,840,702
Investment securities:
Taxable	95,394	116,738
Non-taxable	13,085	22,936
Federal funds sold	6,900	6,404

Total interest income	2,285,823	1,986,780

Interest expense:
Deposits	656,611	628,370
Federal Home Loan Bank advances	42,656	42,416
Other borrowings	19,668	7,500
Federal funds purchased	253	3,629

Total interest expense	719,188	681,915

Net interest income	1,566,635	1,304,865
Provision for loan losses	93,942	113,362

Net interest income after provision for loan losses	1,472,693	1,191,503

Other income:
Service charges on deposit accounts	301,824	278,875
Other income	163,071	123,392

Total other income	464,895	402,267

Other expenses:
Salaries and employee benefits	667,063	549,559
Net occupancy and equipment expense	180,855	150,269
Professional and other outside services	197,855	155,332
Other	183,679	195,952

Total other expenses	1,229,452	1,051,112

Earnings before income tax expense	708,136	542,658
Income tax expense	256,583	184,948

Net earnings	$451,553	357,710

Basic earnings per share	$.31	.25

Diluted earnings per share	$.28	.23

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net earnings	$451,553	357,710
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net depreciation, amortization and accretion	104,877	85,703
Gain on sale of other real estate owned	(18,770)	—
Provision for loan losses	93,942	113,362
Net change in other assets and other liabilities	(42,631)	127,029

Net cash provided by operating activities	588,971	683,804

Cash flows from investing activities:
Purchases of investment securities available for sale	(2,998,750)	500,000
Maturities and paydowns of investment securities available for sale	1,118,310	104,794
Proceeds from sales of other real estate owned	252,144	—
Loans originated, net of principal repayments	(11,320,054)	(9,017,743)
Purchases of premises and equipment	(46,880)	(513,623)

Net cash used by investing activities	(12,995,230)	(8,926,572)

Cash flows from financing activities:
Change in deposits	21,692,902	13,031,819
Proceeds from private placement offering, net of offering costs of $12,685	—	431,315
Proceeds from other borrowings	400,000	—
Proceeds from exercise of stock options	—	26,329

Net cash provided (used) by financing activities	22,092,902	13,489,463

Net change in cash and cash equivalents	9,686,643	5,246,695

Cash and cash equivalents, beginning of period	9,006,635	6,677,093

Cash and cash equivalents, end of period	$18,693,278	11,923,788

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$685,424	652,346
Income taxes paid	$40,177	103,197
Change in unrealized gains/losses on investment securities available for sale, net of tax	$4,914	33,644

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Net earnings	$451,553	357,710
Other comprehensive income consisting of:
Unrealized holding gains (losses) on investment securities available for sale arising during the period, net of income taxes of $(2,531) and $(17,331)	4,914	33,644

Total comprehensive income	$456,467	391,354

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2004

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

Reclassifications of certain amounts in the 2003 consolidated financial statements have been made to conform with the financial statement presentation for 2004. The reclassifications have no effect on net earnings or shareholders’ equity as previously reported.

(2)	Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share include the effects of potential common shares outstanding during the period. The average market price during the period is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three-month periods ended March 31, 2004 and 2003, is as follows:

	Net Earnings	Average Shares Outstanding	Per Share Amount
For the period ended March 31, 2004:
Net earnings – basic	$451,553	1,474,399	$.31

Effect of dilutive stock options	—	119,479

Net earnings – diluted	$451,553	1,593,878	$.28

For the period ended March 31, 2003:
Net earnings – basic	$357,710	1,435,349	$.25

Effect of dilutive stock options	—	106,014

Net earnings – diluted	$357,710	1,541,363	$.23

(3)	Stock Based Compensation

Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” encourages, but does not require, entities to compute fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. The Company has chosen not to adopt the cost recognition principles of this statement and accounts for stock options under Accounting Principles Board Opinion No. 25 and its related interpretations. Had compensation costs been determined based upon the fair value of the options at the time of the grant dates consistent with the method of SFAS No. 123, net earnings would have reflected the pro forma amounts in the following table:

	For the Three Months Ended: March 31,
	2004	2003
Net earnings, as reported	$451,553	357,710
Pro forma stock-based compensation cost adjustments associated with new grants and forfeitures, net of tax	(3,831)	(2,590)

Pro forma net earnings	$447,722	(355,120)

Basic earnings per share, as reported	$.31	.25
Pro forma stock-based compensation cost adjustments associated with new grants and forfeitures, net of tax, per share	—	—

Basic pro forma earnings, per share	$.31	.25

Diluted earnings per share, as reported	$.28	.23
Pro forma stock-based compensation cost adjustments associated with new grants and forfeitures, net of tax, per share	—	—

Diluted pro forma earnings, per share	$.28	.23

(4)	Note Payable

In March 2002, the Company entered into a credit facility with a correspondent bank that provided for borrowings of up to $2,500,000. During March of 2004, the facility was renegotiated to allow borrowings of up to $4,500,000. The credit facility bears interest at the prime interest rate less ½%, is payable quarterly and matures on March 24, 2006. At maturity, the Company has the option to amortize the balance over ten years. Borrowings under the facility are collateralized by the stock of the Bank. The Company is subject to certain covenants that include minimum tangible capital levels and capital ratios, return on asset ratios, non-performing asset limits, and allowance for loan loss levels. At March 31, 2004, outstanding borrowings under this credit facility were $2,900,000, with an interest rate of 3.50%.

(5)	Subsequent Event

Subsequent to March 31, 2004, 49,000 shares under option were exercised by certain directors and those exercises yielded proceeds of $275,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liberty National Bancshares, Inc. (the “Company”) was incorporated as under the laws of the State of Georgia in February 1997 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended. The Company is a one-bank holding company that owns all of the issued and outstanding stock of Liberty National Bank (the “Bank”), which conducts business in Rockdale and Newton Counties, Georgia.

The Bank is a full-service financial institution that offers a wide range of commercial and retail banking products and services. The bank has three branches, two in Conyers, Georgia and one in Covington, Georgia.

Critical Accounting Policy

The accounting and financial reporting policies of the Company and the Bank conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The Company has determined that its policy regarding the determination of its allowance for loan losses is a critical accounting policy in that it requires significant judgments and involves complex estimates and the application of the policy has a significant impact on the Company’s financial statements.

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

Financial Condition

Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Company’s financial condition are discussed in detail below.

Total assets increased by $22,507,385 from $157,143,292 at December 31, 2003 to $179,650,677 at March 31, 2004. Net loans increased by $11,221,906 from $128,767,235 at December 31, 2003 to $139,989,141 at March 31, 2004. Federal Funds sold increased by $9,500,000 from $3,171,000 at December 31, 2003 to $12,671,000 at March 31, 2004. Investment securities available for sale increased $1,862,589 from $12,702,669 at December 31, 2003 to $14,565,258 at March 31, 2004.

Deposits increased by $21,692,902 from $140,580,501 at December 31, 2003 to $162,273,403 at March 31, 2004. Noninterest-bearing deposits increased by $2,114,571 from $25,359,460 at December 31, 2003 to $27,474,031 at March 31, 2004. Interest-bearing demand deposits and money market accounts increased by $4,570,074 to $45,728,117 at March 31, 2004. Certificates of deposits and IRA’s increased $14,875,602 from $70,059,066 at December 31, 2003 to $84,934,668 at March 31, 2004, primarily due to management’s decision to gather deposits through rate or pricing tactics in order to fund loan demand. It is management’s opinion that the Bank maintains competitive deposit rates while exercising prudent strategies in competing with local financial institutions.

The Bank’s net loans to deposit ratio decreased from 91.6% at December 31, 2003 to 86.3% at March 31, 2004. Approximately 52.3% of the Bank’s deposits were in the form of IRAs and certificates of deposit at March 31, 2004. At December 31, 2003, IRAs and certificates of deposit were 49.8% of total deposits.

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

At December 31, 2003, the allowance for loan losses amounted to $1,699,162. At March 31, 2004, the allowance was $1,787,612. The allowance for loan losses, as a percentage of total gross loans, decreased from 1.30% at December 31, 2003 to 1.26% of total gross loans at March 31, 2004. The Bank had no loans 90 or more days past due, no nonaccrual loans, and no other real estate owned at March 31, 2004. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Liquidity and Sources of Capital

Liquidity is the Bank’s ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The financial statements as of March 31, 2004 evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $18.7 million, representing 10.4% of total assets. Investment securities amounted to $14.6 million, representing 8.1% of total assets as of March 31, 2004. Investment securities provide a secondary source of liquidity for the Bank since they can be converted into cash in a timely manner. The Bank’s ability to maintain and expand its deposit base and borrowing capabilities is an additional source of liquidity. The Bank maintains federal funds lines totaling $8,600,000 with four regional banks to support short-term liquidity. The Bank is a member of the Federal Home Loan Bank and is eligible to apply for term advances. Management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demands.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

The table below illustrates the Bank’s and the Company’s regulatory capital ratios at March 31, 2004:

	March 31, 2004	Minimum regulatory requirement
Consolidated
Tier 1 Capital	7.38%	4.0%
Tier 2 Capital	1.15%	—

Total risk-based capital ratio	8.53%	8.0%

Leverage ratio	7.05%	4.0%

Bank
Tier 1 Capital	8.98%	4.0%
Tier 2 Capital	1.16%	—

Total risk-based capital ratio	10.14%	8.0%

Leverage ratio	8.59%	4.0%

The Company and the Bank currently meet the regulatory criteria to be classified as “well capitalized” under applicable banking regulations.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.

Following is an analysis of significant off-balance sheet financial instruments at March 31, 2004 and December 31, 2003.

	At March 31, 2004	At December 31, 2003
	(In thousands)
Commitments to extend credit	$27,295,000	$31,125,000
Standby letters of credit	326,000	350,000

	$27,621,000	$31,475,000

Results Of Operations

Net earnings for the three-month period ended March 31, 2004 amounted to $451,553, or $.28 per diluted share, compared to $357,710, or $.23 per diluted share, for the three-month period ended March 31, 2003.

Net interest income represents the difference between interest earned on interest-bearing assets and interest paid on interest-bearing liabilities. Net interest income increased by $261,770, or 20.1%, from $1,304,865 for the three months ended March 31, 2003 to $1,566,635 for the three months ended March 31, 2004. Net yield on interest-earning assets decreased to 4.12% for the first quarter of 2004, compared to 4.49% for the first quarter of 2003. Increased loan volume has offset a decline in the interest margin that has resulted from the declining general interest rate environment. The higher loan volume has been funded primarily through an increase in all deposit categories.

Other income for the three-month period ended March 31, 2004 amounted to $464,895, compared to $402,267 for the same period in 2003, a 15.6% increase. Of this increase, $27,800 related to an increase in mortgage origination fees, and $22,949 was associated with income on deposit accounts.

Operating expenses for the three-month period ended March 31, 2004 amounted to $1,229,452, compared to $1,051,112 for the same period in 2003, an increase of $178,340, or 17.0%. This increase resulted primarily from volume-related changes associated with the 8.7% increase in loans and the 15.4% increase in deposits during the first quarter of 2004. Occupancy expense increased $30,586 due to the new Covington branch. Professional and outside services increased $42,523, or 27.4%, due primarily to a $21,258 increase in outsourced data processing expense related to generally higher processing volumes.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company’s liquidity, capital resources, or results of operations. The most current regulatory examination was as of February 2004.

Income tax expense expressed as a percentage of earnings before taxes increased to 36% due primarily to a decrease in tax exempt income relative to earnings before income taxes.

Forward-Looking Statements

This report may contain forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; government regulation and legislation; changes in interest rates; and material unforeseen changes in the financial stability and liquidity of the Company’s credit customers; all of which are difficult to predict and which may be beyond the control of the Company. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Item 3. Controls and Procedures

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2004 and, based on their evaluation, the Company’s principal executive and financial officers have concluded that these controls and procedures are operating effectively. There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management noted no significant deficiencies in the design or operation of the Company’s internal control over financial reporting and the Company’s auditors were so advised.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Part II. Other Information

Item 1. Legal Proceedings

Not applicable.

Item 2. Change in Securities and Repurchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits. The following exhibits are filed with this report or incorporated herein by reference:

3.1	-	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 (File No. 333-24435) (“SB-2”))

3.2	-	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the SB-2)

31.1	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	-	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K. The Company furnished a Current Report on Form 8-K on January 23, 2004 relating to its issuance of a press release announcing its financial results for the three months and year ended December 31, 2003.

LIBERTY NATIONAL BANCSHARES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY NATIONAL BANCSHARES, INC.

Date: May 12, 2004	By:	/s/ William L. Daniel
William L. Daniel, President
(Principal Executive Officer)

Date: May 12, 2004	By:	/s/ Jesse R. Cheatham
Jesse R. Cheatham, Chief Financial Officer
(Principal Financial and Accounting Officer)