Form 10QSB
period 2004-06-30
LIBERTY NATIONAL BANCSHARES INC
filed 2004-08-13
CIK 1036757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

As of August 9, 2004 there were 1,583,399 shares of the Registrant’s common stock, par value $.50 per share, outstanding.

Transitional Small Business Disclosure Format.    YES  ☐    NO  ☒

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheet

June 30, 2004

(Unaudited)

Assets
Cash and due from banks	$8,022,566
Federal funds sold	9,446,000

Cash and cash equivalents	17,468,566

Investment securities available for sale	16,343,018
Other investments	468,518
Loans, net of allowance for loan losses of $1,922,870	138,848,253
Premises and equipment, net	4,777,992
Accrued interest receivable	624,137
Other assets	831,062

Total assets	$179,361,546

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$26,109,369
Interest-bearing demand and money market	47,770,127
Savings	3,929,484
Time deposits of $100,000 or more	20,398,466
Time	63,284,779

Total deposits	161,492,225

Accrued interest payable	142,156
Other liabilities	493,387
FHLB advances	2,500,000
Other borrowings	2,500,000

Total liabilities	167,127,768

Stockholders’ equity: Common stock, $.50 par value; authorized 10,000,000 shares; 1,568,399 shares issued and outstanding	784,200
Additional paid-in capital	7,480,838
Retained earnings	4,071,757
Accumulated other comprehensive income(loss)	(103,017)

Total stockholders’ equity	12,233,778

Total liabilities and stockholders’ equity	$179,361,546

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months and the Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Interest and dividend income:
Loans, including fees	$2,181,021	1,912,703	4,351,465	3,753,405
Investment securities:
Taxable	136,762	102,657	231,551	217,893
Tax exempt	16,587	12,460	29,672	35,396
Federal funds sold	24,972	19,560	31,872	25,964
Interest on deposit with other banks	246	1,183	851	1,371

Total interest income	2,359,588	2,048,563	4,645,411	4,034,029

Interest expense:
Deposits	710,551	686,993	1,367,162	1,315,363
Federal Home Loan Bank advances	43,125	42,897	85,781	85,313
Notes payable	26,171	9,625	45,839	17,125
Federal funds purchased	—	119	253	3,748

Total interest expense	779,847	739,634	1,499,035	1,421,549

Net interest income	1,579,741	1,308,929	3,146,376	2,612,480

Provision for loan losses	136,251	172,578	230,193	285,940

Net interest income after provision for loan losses	1,443,490	1,136,351	2,916,183	2,326,540

Other operating income:
Service charges on deposit accounts	349,223	309,401	651,047	588,276
Other operating income	111,482	191,748	274,553	316,454

Total other operating income	460,705	501,149	925,600	904,730

Other operating expense:
Salaries and other personnel expense	651,788	636,070	1,318,851	1,185,629
Net occupancy and equipment expense	171,335	151,332	352,190	301,601
Professional and other outside services	224,387	201,913	396,735	357,245
Other operating expense	213,056	200,944	422,242	396,896

Total other operating expense	1,260,566	1,190,259	2,490,018	2,241,371

Earnings before income taxes	643,629	447,241	1,351,765	989,899

Income tax expense	231,303	154,501	487,886	339,449

Net earnings	$412,326	292,740	863,879	650,450

Basic net earnings per share	$.27	.20	.57	.45

Diluted net earnings per share	$.26	.18	.54	.42

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months and the Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Net earnings	$412,326	292,740	863,879	650,450

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	(382,953)	45,922	(375,509)	96,897

Total other comprehensive income (loss), before tax	(382,953)	45,922	(375,509)	96,897

Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	130,204	(15,614)	127,674	(32,945)

Total income taxes related to other comprehensive income (loss)	130,204	(15,614)	127,674	(32,945)

Total other comprehensive income, net of tax	(252,749)	30,308	(247,835)	63,952

Comprehensive income	$159,577	323,048	616,044	714,402

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$863,879	650,450
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	230,193	285,940
Gain on sale of other real estate owned	(18,770)	—
Depreciation, amortization and accretion	203,013	184,976
Change in assets and liabilities:
Net change in other assets and other liabilities	(41,477)	75,197

Net cash provided by operating activities	1,236,838	1,196,563

Cash flows from investing activities:
Purchases of investment securities	(8,647,120)	—
Proceeds from calls of investment securities	750,000	1,000,000
Proceeds from maturities and paydowns of investment securities available for sale	3,834,461	255,148
Net change in loans	(10,332,991)	(18,692,918)
Proceeds from the sale of other real estate	252,144	—
Purchases of premises and equipment	(66,875)	(954,015)

Net cash used by investing activities	(14,210,381)	(18,391,785)

Cash flows from financing activities:
Net change in deposits	20,911,724	18,507,871
Notes payable advances	400,000	500,000
Repayment of notes payable	(400,000)	—
Proceeds from private placement offering, net of offering costs of $12,685	—	431,315
Proceeds from the exercise of stock options	523,750	52,827

Net cash provided by financing activities	21,435,474	19,492,013

Net change in cash and cash equivalents	8,461,931	2,296,791

Cash and cash equivalents at beginning of period	9,006,635	6,677,093

Cash and cash equivalents at end of period	$17,468,566	8,973,884

Supplemental cash flow information:
Cash paid for income taxes	$577,000	537,715
Cash paid for interest	$1,415,715	1,414,570
Change in net unrealized gains on investment securities available for sale, net of tax	$(247,835)	63,952

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2004, and the six-month period ending June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

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

The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three- and six- month periods ended June 30, 2004 and 2003, is as follows:

	Net Earnings	Average Shares Outstanding	Per Share Amount
For the three months ended June 30, 2004:
Net earnings – basic	$412,326	1,531,839	$.27

Effect of dilutive stock options	—	77,250

Net earnings – diluted	$412,326	1,609,089	$.26

For the three months ended June 30, 2003:
Net earnings – basic	$292,740	1,470,875	$.20

Effect of dilutive stock options	—	116,994

Net earnings – diluted	$292,740	1,587,869	$.18

	Net Earnings	Average Shares Outstanding	Per Share Amount
For the six months ended June 30, 2004:
Net earnings – basic	$863,879	1,503,119	$.57

Effect of dilutive stock options	—	88,852

Net earnings – diluted	$863,879	1,591,971	$.54

For the six months ended June 30, 2003:
Net earnings – basic	$650,450	1,453,211	$.45

Effect of dilutive stock options	—	111,874

Net earnings – diluted	$650,450	1,565,085	$.42

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(Unaudited)

(3)	Stock Based Compensation

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

For the Six Months Ended:

	June 30,
	2004	2003
Net earnings, as reported	$863,879	650,450
Pro forma stock-based compensation cost adjustments associated with new grants of 4,500 and 1,200 options, net of tax	(13,220)	(2,590)

Pro forma net earnings	$850,659	647,860

Basic earnings per share, as reported	$.57	.45

Pro forma stock-based compensation cost adjustments associated with new grants , net of tax, per share	(.01)	—

Basic pro forma earnings, per share	$.56	.45

Diluted earnings per share, as reported	$.54	.42

Pro forma stock-based compensation cost adjustments associated with new grants, net of tax, per share	(.01)	—

Diluted pro forma earnings, per share	$.53	.42

For the pro forma disclosure purposes above, the Company immediately recognized the expense associated with the option grants assuming that all awards are vested.

(4)	Note Payable

In March 2002, the Company entered into a credit facility with a correspondent bank that provided for borrowings of up to $2,500,000. During March of 2004, the facility was renegotiated to allow borrowings of up to $4,500,000. The credit facility bears interest at the prime interest rate less ½%, is payable quarterly and matures on March 24, 2006. At maturity, the Company has the option to amortize the balance over ten years. Borrowings under the facility are collateralized by the stock of the Bank. The Company is subject to certain covenants that include minimum tangible capital levels and capital ratios, return on asset ratios, non-performing asset limits, and allowance for loan loss levels. At June 30, 2004, outstanding borrowings under this credit facility were $2,500,000, with an interest rate of 3.50%. The rate of interest increased to 3.75% on July 1, 2004 as a result of the increase in the prime rate.

(5)	Subsequent Event

Subsequent to June 30, 2004, options to purchase 15,000 shares of the Company’s common stock were exercised by certain directors and those exercises yielded proceeds of $82,750.

(6)	Stock Options

The Company maintains a stock option plan, which allows for a total of 200,000 common stock options to be granted to members of the Board of Directors. The exercise price for each option shall be the average market price of a share of stock on the date of grant.

Options outstanding and activity for the six-month period ended June 30, 2004 under this plan, consisted of the following:

	Six Months Ended June 30, 2004
	Shares	Weighted Avg. Exercise Price
Beginning of period	124,000	$5.56
Granted	—	—
Exercised	(94,000)	5.57
Cancelled	—	—

End of period	30,000	$5.52

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

The exercise price for options granted as either an incentive stock option or as a nonqualified stock option must be equal to 100 percent of the market price on the day the option is granted, as determined by the Board of Directors. The exercise price under an incentive stock option granted to a person owning stock representing more than 10 percent of the Company’s common stock must equal at least 110 percent of the fair market value at the date of the grant, but in no case less than par value, and such option must not be exercisable until five years from the date the incentive stock option is granted.

Options outstanding and activity for the six-month period ended June 30, 2004 under this plan, consisted of the following:

	Six Months Ended June 30, 2004
	Shares	Weighted Avg. Exercise Price
Beginning of period	94,534	$6.37
Granted	4,500	12.33
Exercised	—	—
Cancelled	—	—

End of period	99,034	$6.63

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liberty National Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Georgia in February 1997 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended. The Company is a one-bank holding company that owns all of the issued and outstanding stock of Liberty National Bank (the “Bank”), which conducts business in Rockdale and Newton Counties, Georgia.

The Bank is a full-service financial institution that offers a wide range of commercial and retail banking products and services. The bank has two branches in Conyers, Georgia and one branch in Covington, Georgia.

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

Forward-Looking Statements

This discussion may contain forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes the assumptions underlying any forward-looking statements contained in this discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; government regulation and legislation; changes in interest rates; and material unforeseen changes in the financial stability and liquidity of the Company’s credit customers; all of which are difficult to predict and which may be beyond the control of the Company. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Financial Condition

Total assets at June 30, 2004 were $179,361,546, representing a $22,218,254 (14.1%) increase from December 31, 2003. Deposits increased $20,911,724 (14.9%) from December 31, 2003 as the Company remained competitive in deposit acquisition in order to fund loan growth. Gross loans increased $10,326,507 (7.9%) from December 31, 2003. The allowance for loan losses at June 30, 2004 totaled $1,922,870, representing 1.37% of total loans compared to the December 31, 2003, total of $1,699,162 representing 1.30% of total loans. Cash and cash equivalents increased $8,461,931 from December 31, 2003.

The Company is not aware of any current recommendation by its regulatory authorities, which, if implemented, would have a material effect on the Company’s liquidity, capital resources, or results of operations.

Results of Operations

For the six months ended June 30, 2003, the Company reported net earnings of $863,879, or $.54 per diluted share, compared to $650,450, or $.42 per diluted share, for the same period in 2003. Net earnings for the three months ended June 30, 2004, increased $119,586, or 40.9%, compared to the same period in 2003.

Net interest income increased $533,896 (20.4%) for the first six months of 2004 compared to the same period for 2003. Interest income for the first six months of 2004 was $4,645,411, representing an increase of $611,382 (15.2%) over the same period in 2003. Interest expense for the first six months of 2004 increased $77,486 (5.5%) compared to the same period in 2003. The primary reason for the increase in net interest income for the six-month period ended June 30, 2004 versus the same period in 2003 was the increase in the amount of loans outstanding. The net interest margin decreased by 32 basis points from 4.25% in the first six months of 2003 to 3.93% in the same period in 2004. The net interest margin decreased as result of earning assets re-pricing at lower levels faster that funding sources. Additionally, the Bank remained competitive for time deposits in its local market to preserve liquidity and to provide stable funding sources for additional anticipated loan growth.

The provision for loan losses for the first six months of 2004 decreased $55,747 compared to the same period for 2003 due to charge-offs being substantially lower than anticipated as a result of rigorous credit standards. Net loan charge-offs for the six months ended June 30, 2004 were $6,484, compared to $22,362 for the same period in 2003. Management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

Other operating income increased for the six months ended June 30, 2004 by $20,870, or 2.3%, compared to the same period in 2003, primarily due to the continued success of the overdraft privilege service and service charges on new deposit accounts. Mortgage origination income has declined during 2004 compared to 2003 because of a general flattening of the refinance market and fewer mortgage applications from customers.

Additional increases in business activity generated increases in service charge revenue. The following table details the changes in other operating income for the first six months of 2004 compared to the first six months of 2003:

	2004	2003	Change	Percentage Change
Monthly deposit service fees	$77,883	$58,396	$19,487	33.4
NSF charges	494,741	464,430	30,311	6.5
Mortgage origination income	195,627	239,501	(43,874)	(18.3)
Miscellaneous	157,349	142,403	14,946	10.5

	$925,600	$904,730	$20,870	2.3

Other operating expenses for the first six months of 2004 increased $248,647 (11.1%) compared to the first six months in 2003. The following table details the changes in other operating expenses for the first six months of 2004 compared to the first six months of 2003:

	2004	2003	Change	Percentage Change
Salaries and other personnel expense	$1,318,851	$1,185,629	$133,222	11.2
Net occupancy and equipment expense	352,190	301,601	50,589	16.8
Data processing expense	284,960	254,229	30,731	12.1
Telecommunications	22,209	24,499	(2,290)	(9.4)
Legal, audit and other outside services	138,091	103,016	35,075	34.1
Postage, freight and supplies	116,944	100,173	16,771	16.7
Miscellaneous	256,773	272,224	(15,451)	(5.7)

	$2,490,018	$2,241,371	$248,647	11.1

Most of the expenses noted in the table above increased primarily due to the staffing and data processing expenses associated with greater business volume.

Income tax expense expressed as a percentage of earnings before taxes increased to 36% in 2004 from 34% in 2003 due to a decrease in tax exempt income relative to earnings before income taxes.

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

At December 31, 2003, the allowance for loan losses amounted to $1,699,162. At June 30, 2004, the allowance was $1,922,870. The allowance for loan losses, as a percentage of total gross loans, increased from 1.30% at December 31, 2003 to 1.37% at June 30, 2004. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Nonperforming loans include nonaccruing loans, loans on which foreclosure proceedings have commenced and loans for which payments are more than 90 days past due. On June 30, 2004 there was a loan totaling $592,504 on a non-accrual status. The loan was made to finance a real estate development project that is partially completed. The property, at partial completion, has an appraised value of $568,910. The Bank is pursuing resolution of the issue and does not believe there is a material exposure to loss on the project. There were no related party loans which were considered nonperforming at June 30, 2004.

Liquidity and Sources of Capital

Liquidity is the Bank’s ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Management believes that the financial statements as of June 30, 2004 evidence a satisfactory liquidity position as total cash and cash equivalents totaled approximately $17.5 million, representing 9.7% of total assets. Investment securities totaled approximately $16.3 million, representing 9.1% of total assets as of June 30, 2004. Investment securities provide a secondary source of liquidity for the Bank since they can be converted into cash in a timely manner. The Bank’s ability to maintain and expand its deposit base and borrowing capabilities is an additional source of liquidity. The Bank maintains federal funds lines totaling $9,100,000 with four regional banks in an effort to support short-term liquidity. The Bank is a member of the Federal Home Loan Bank and is eligible to apply for short and intermediate term advances. Management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demands.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

The table below illustrates the Bank’s and the Company’s regulatory capital ratios at June 30, 2004:

	June 30, 2004	Minimum Regulatory Requirement
Consolidated
Tier 1 Capital	8.05%	4.0%
Tier 2 Capital	1.25%	—

Total risk-based capital ratio	9.30%	8.0%

Leverage ratio	6.96%	4.0%

Bank
Tier 1 Capital	9.34%	4.0%
Tier 2 Capital	1.25%	—

Total risk-based capital ratio	10.59%	8.0%

Leverage ratio	8.12%	4.0%

Off-Balance Sheet Arrangements

In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded when funds are disbursed or the instruments become payable.

Following is an analysis of significant off-balance sheet financial instruments at June 30, 2004 and December 31, 2003.

	At June 30, 2004	At December 31, 2003
Commitments to extend credit	$27,664,047	$31,125,000
Standby letters of credit	512,000	350,000

Total	$28,176,047	$31,475,000

Item 3. Controls and Procedures

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2004 and, based on their evaluation, the Company’s principal executive and financial officers have concluded that these controls and procedures are operating effectively. There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management noted no significant deficiencies in the design or operation of the Company’s internal control over financial reporting and the Company’s auditors were so advised.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Repurchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Shareholders of the Company was held on May 12, 2004. At the meeting the following persons were elected as Class I directors to serve for a term of three years and until their successors are elected and qualified: C. Dean Alford, Troy A. Athon, William L. Daniel, and Hazel E. Durden.

The number of votes cast for and withheld for the election of each nominee for Class I director was as follows:

	Votes For	Votes Withheld
C. Dean Alford	890,303	4,000
Troy A. Athon	892,103	2,200
William L. Daniel	892,703	1,600
Hazel E. Durden	893,703	600

The following persons did not stand for reelection to the Board of Directors at the 2004 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Michael R. Potts, Arthur J. Torsiglieri, Jr., M.D., William K. Walker, II, John A. Fountain, M.D., Michael P. Jones, CPA, and R. Flynn Nance, D.V.M.

No other matters were presented or voted upon at the 2004 Annual Meeting of Shareholders.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits – The following exhibits are filed with this report.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K. On April 28, 2004, the Company furnished a Report on Form 8-K with respect to its press release regarding financial results for the three months ended March 31, 2004.

LIBERTY NATIONAL BANCSHARES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY NATIONAL BANCSHARES, INC.

Date: August 12, 2004
	By:	/s/ William L. Daniel
William L. Daniel, President
(principal executive officer)

Date: August 12, 2004
	By:	/s/ Jesse R. Cheatham
Jesse R. Cheatham, Chief Financial Officer
(principal financial and accounting officer)