Form 10QSB
period 2004-09-30
LIBERTY NATIONAL BANCSHARES INC
filed 2004-11-15
CIK 1036757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

As of November 5, 2004 there were 1,598,399 shares of the Registrant’s common stock, par value $.50 per share, outstanding.

Transitional Small Business Disclosure Format.    YES  ☐    NO  ☒

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheet

September 30, 2004

(Unaudited)

Assets

Cash and due from banks	$5,271,739
Federal funds sold	8,869,000

Cash and cash equivalents	14,140,739

Investment securities available for sale	16,268,393
Other investments	468,518
Loans, net of allowance for loan losses of $2,005,846	151,854,264
Premises and equipment, net	4,764,969
Other assets	1,553,234

Total assets	$189,050,117

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$25,346,383
Interest-bearing demand and money market	50,657,187
Savings	4,073,188
Time deposits of $100,000 or more	29,948,379
Other Time	60,392,745

Total deposits	170,417,882

Accrued interest payable	138,745
Other liabilities	452,115
FHLB advances	2,500,000
Other borrowings	2,500,000

Total liabilities	176,008,742

Stockholders’ equity: Common stock, $.50 par value; authorized 10,000,000 shares; 1,598,399 shares issued and outstanding	799,200
Additional paid-in capital	7,631,338
Retained earnings	4,599,409
Accumulated other comprehensive income	11,428

Total stockholders’ equity	13,041,375

Total liabilities and stockholders’ equity	$189,050,117

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months and the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest and dividend income:
Loans	$2,372,497	1,966,171	6,723,962	5,719,576
Investment securities:
Taxable	124,675	102,196	341,226	320,089
Tax exempt	9,139	11,221	53,811	46,617
Federal funds sold	19,056	8,713	50,928	34,677
Interest on deposits with other banks	1,692	847	2,543	2,218

Total interest income	2,527,059	2,089,148	7,172,470	6,123,177

Interest expense:
Deposits	702,115	611,361	2,069,277	1,926,724
Federal Home Loan Bank advances	43,125	42,895	128,906	128,208
Notes payable	24,804	13,416	70,643	30,541
Federal funds purchased	480	155	733	3,903

Total interest expense	770,524	667,827	2,269,559	2,089,376

Net interest income	1,756,535	1,421,321	4,902,911	4,033,801

Provision for loan losses	136,847	41,349	367,040	327,289

Net interest income after provision for loan losses	1,619,688	1,379,972	4,535,871	3,706,512

Other operating income:
Service charges on deposit accounts	341,373	311,691	992,420	899,967
Securities gains	—	10,000	—	10,000
Other operating income	117,909	92,210	392,462	408,664

Total other operating income	459,282	413,901	1,384,882	1,318,631

Other operating expense:
Salaries and other personnel expense	637,169	632,166	1,956,020	1,817,795
Net occupancy and equipment expense	176,746	178,727	528,936	482,471
Other operating expense	435,317	346,603	1,254,294	1,098,601

Total other operating expense	1,249,232	1,157,496	3,739,250	3,398,867

Earnings before income taxes	829,738	636,377	2,181,503	1,626,276

Income tax expense	302,086	237,470	789,972	576,919

Net earnings	$527,652	398,907	1,391,531	1,049,357

Basic net earnings per share	$.33	.27	.91	.72

Diluted net earnings per share	$.32	.25	.86	.67

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months and the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings	$527,652	398,907	1,391,531	1,049,357

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	173,403	(164,112)	(202,106)	(67,215)
Reclassification adjustment for (gains) losses on investment securities available for sale	—	(10,000)	—	(10,000)

Total other comprehensive income (loss), before tax	173,403	(174,112)	(202,106)	(77,215)

Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	(58,957)	55,798	68,716	22,853
Reclassification adjustment for gains (losses) on investment securities available for sale	—	3,400	—	3,400

Total income taxes related to other comprehensive income (loss)	(58,957)	59,198	68,716	26,253

Total other comprehensive income (loss), net of tax	114,446	(114,914)	(133,390)	(50,962)

Comprehensive income	$642,098	283,993	1,258,141	998,395

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$1,391,531	1,049,357
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	367,040	327,289
Gain on call of investment securities	—	(10,000)
Gain on sale of other real estate owned	(18,770)	—
Depreciation, amortization and accretion	294,683	292,867
Net change in other assets and other liabilities	(266,156)	(39,365)

Net cash provided by operating activities	1,768,328	1,620,148

Cash flows from investing activities:
Purchases of investment securities	(8,647,120)	—
Proceeds from calls of investment securities	750,000	1,510,000
Proceeds from maturities and paydowns of investment securities available for sale	4,064,178	471,414
Net change in loans	(23,452,842)	(21,059,755)
Proceeds from the sale of other real estate	252,144	—
Purchases of premises and equipment	(127,215)	(1,409,102)

Net cash used by investing activities	(27,160,855)	(20,487,443)

Cash flows from financing activities:
Net change in deposits	29,837,381	18,561,529
Notes payable advances	400,000	700,000
Repayment of notes payable	(400,000)	—
Proceeds from private placement offering, net of offering costs of $12,685	—	431,315
Proceeds from the exercise of stock options	689,250	52,827

Net cash provided by financing activities	30,526,631	19,745,671

Net change in cash and cash equivalents	5,134,104	878,376

Cash and cash equivalents at beginning of period	9,006,635	6,677,093

Cash and cash equivalents at end of period	$14,140,739	7,555,469

Supplemental cash flow information:
Cash paid for income taxes	$857,000	728,548
Cash paid for interest	$2,235,490	2,078,561
Change in net unrealized gains on investment securities available for sale, net of tax	$(133,390)	(50,962)

See accompanying notes to unaudited consolidated financial statements.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2004 and for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

Reclassifications of certain amounts in the 2003 consolidated financial statements have been made to conform with the financial statement presentation for 2004. The reclassifications have no effect on net earnings or shareholders’ equity as previously reported.

(2)	Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share include the effects of potential common shares outstanding during the period. The average market price during the period is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three- and nine-month periods ended September 30, 2004 and 2003, is as follows:

	For the three months ended September 30, 2004			For the three months ended September 30, 2003
	Net Earnings	Average Shares Outstanding	Per Share Amount	Net Earnings	Average Shares Outstanding	Per Share Amount
Net earnings – basic	$527,652	1,591,714	$.33	$398,907	1,472,399	$.27

Effect of dilutive stock options	—	63,450		—	119,817

Net earnings – diluted	$527,652	1,655,164	$.32	$398,907	1,592,216	$.25

	For the nine months ended September 30, 2004			For the nine months ended September 30, 2003
	Net Earnings	Average Shares Outstanding	Per Share Amount	Net Earnings	Average Shares Outstanding	Per Share Amount
Net earnings – basic	$1,391,531	1,532,866	$.91	$1,049,357	1,459,677	$.72

Effect of dilutive stock options	—	92,443		—	114,889

Net earnings – diluted	$1,391,531	1,625,309	$.86	$1,049,357	1,574,566	$.67

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(Unaudited)

(3)	Stock Based Compensation

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

For the Nine Months Ended:

	For the three months Ended September 30,		For the nine months Ended September 30,
	2004	2003	2004	2003
Net earnings, as reported	$527,652	398,907	1,391,531	1,049,357
Pro forma stock-based compensation cost adjustments associated with new grants and forfeitures, net of tax	—	—	(13,220)	3,951

Pro forma net earnings	$527,652	398,907	1,378,311	1,053,308

Basic earnings per share, as reported	$.33	.27	.91	.72

Pro forma stock-based compensation cost adjustments associated with new grants and forfeitures, net of tax, per share	—	—	(.01)	—

Basic pro forma earnings, per share	$.33	.27	.90	.72

Diluted earnings per share, as reported	$.32	.25	.86	.67

Pro forma stock-based compensation cost adjustments associated with new grants and forfeitures, net of tax, per share	—	—	(.01)	—

Diluted pro forma earnings, per share	$.32	.25	.85	.67

For the pro forma disclosure purposes above, the Company immediately recognized the expense associated with the option grants assuming that all awards are vested.

(4)	Note Payable

In March 2002, the Company entered into a credit facility with a correspondent bank that provided for borrowings of up to $2,500,000. During March of 2004, the facility was renegotiated to allow borrowings of up to $4,500,000. The credit facility bears interest at the prime interest rate less  1/2%, is payable quarterly and matures on March 24, 2006. At maturity, the Company has the option to amortize the balance over ten years. Borrowings under the facility are collateralized by the stock of the Bank. The Company is subject to certain covenants that include minimum tangible capital levels and capital ratios, return on asset ratios, non-performing asset limits, and allowance for loan loss levels. At September 30, 2004, outstanding borrowings under this credit facility were $2,500,000, with an interest rate of 4.25%.

LIBERTY NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(Unaudited)

(6)	Stock Options

The Company maintains a stock option plan, which allows for a total of 200,000 common stock options to be granted to members of the Board of Directors. The exercise price for each option is the market price of a share of stock on the date of grant.

All previously granted Director options had been exercised by September 30, 2004 under this plan.

	Nine Months Ended September 30, 2004
	Shares	Weighted Avg. Exercise Price
Beginning of period	124,000	$5.52
Granted	—	—
Exercised	(124,000)	5.52
Cancelled	—	—

End of period	—	—

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

The exercise price for options granted as either an incentive stock option or as a nonqualified stock option must be equal to the market price on the day the option is granted, as determined by the Board of Directors. The exercise price under an incentive stock option granted to a person owning stock representing more than 10 percent of the Company’s common stock must equal at least 110 percent of the fair market value at the date of the grant, but in no case less than par value, and such option must not be exercisable until five years from the date the incentive stock option is granted.

Options outstanding and activity for the nine-month period ended September 30, 2004 under this plan, consisted of the following:

	Nine Months Ended September 30, 2004
	Shares	Weighted Avg. Exercise Price
Beginning of period	94,534	$6.63
Granted	4,500	12.33
Exercised	—
Cancelled	(1,500)	11.00
End of period	97,534	6.56

(7) Merger with United Community Banks, Inc.

On August 24, 2004, the Board of Directors approved an agreement to merge with United Community Banks, Inc. (“United”), a Blairsville, Georgia-based bank holding company. The agreement calls for each share of Bank stock to be exchanged for $21.65 in cash or .9415 shares of United common stock or a combination of cash and United common stock with a limit of 15% of the total number of shares involved in the exchange in cash. The merger is subject to shareholder and regulatory approval.

On September 30, 2004, United Community Banks, Inc. had $10,000,000 in short term deposits with Liberty National Bank. The total consisted on one certificate of deposit of $5,000,000 which matured on November 1, 2004 and another certificate of deposit of $5,000,000 which will mature on December 1, 2004.

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

Financial Condition

Total assets at September 30, 2004, were $189,050,117, representing a $31,906,825 (20.3%) increase from December 31, 2003. Deposits increased $29,837,381 (21.2%) from December 31, 2003 as the Company remained competitive in deposit acquisition in order to fund loan growth. Gross loans increased $23,287,590 (17.8%) from December 31, 2003 to $153,860,110 at September 30, 2004. The allowance for loan losses at September 30, 2004, totaled $2,005,846, representing 1.30% of total loans compared to the December 31, 2003 total of $1,699,162, representing 1.30% of total loans.

The Company is not aware of any current recommendation by its regulatory authorities, which, if implemented, would have a material effect on the Company’s liquidity, capital resources, or results of operations.

Results of Operations

For the nine months ended September 30, 2004, the Company reported net earnings of $1,391,531 or $.87 per diluted share, compared to $1,049,357, or $.67 per diluted share, for the same period in 2003. Net earnings for the three months ended September 30, 2003 increased $128,745, or 32.3%, compared to the same period in 2003.

Net interest income increased $869,110 (21.5%) to $4,902,911 in the first nine months of 2004 compared to the same period for 2003. Interest income for the first nine months of 2004 was $7,172,470, representing an increase of $1,049,293 (17.1%) over the same period in 2003. Interest expense for the first nine months of 2004 increased $180,183 (8.6%) to $2,269,559 compared to the same period in 2003. The primary reason for the increase in net interest income for the nine-month period ended September 30, 2004, versus the same period in 2003 was the increase in outstanding loan balances by over $23,000,000 during the first nine months of 2004. The volume increase more than offset the negative impact of continued margin compression. The net interest margin decreased by 28 basis points from 4.27% in the first nine months of 2003 to 3.99% for the same period in 2004. Additionally, the Bank remained competitive for time deposits to preserve liquidity and to provide stable funding sources for anticipated loan growth.

The provision for loan losses for the nine months of 2004 increased $39,751 to $367,040 compared to the same period for 2003 because of the increase in outstanding loans. Net loan charge-offs for the nine months ended September 30, 2004, were $60,356, compared to $28,950, for the same period in 2003. It is management’s belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio, but there can be no assurance that will be the case.

Other operating income increased by $66,251 (5.0%) for the nine months ended September 30, 2004 as compared to $1,384,882 during the same period in 2003, primarily due to increases in fees related to deposit accounts such as monthly service charges and revenue from the overdraft privilege service. Mortgage activity continued to decline as a result of the reduction in the volume of refinancings the Bank has experienced over the last two years.

Additional increases in business activity generated increases in service charge revenue. The following table details the changes in other operating income for the first nine months of 2004 compared to the first nine months of 2003

	2004	2003	Change	% Change
Monthly deposit service fees	$112,096	89,782	22,314	24.9
NSF charges	759,814	704,828	54,986	7.8
Mortgage origination income	263,173	311,851	(48,678)	(15.6)
Miscellaneous	249,799	212,170	37,629	17.7

	$1,384,882	1,318,631	66,251	5.0

Other operating expenses increased $340,383 (10.0%) for the first nine months of 2004 as compared to $3,739,250 for the first nine months in 2003. The following table details the changes in other operating expenses for the first nine months of 2004 compared to the first nine months of 2003:

	2004	2003	Change	% Change
Salaries and other personnel expense	$1,956,020	1,817,795	138,225	7.6
Net occupancy and equipment expense	528,936	479,300	49,636	10.4
Data processing expense	437,975	385,351	52,624	13.7
Telecommunications	32,380	32,648	(268)	(.8)
Legal, audit and other outside services	209,643	142,930	66,713	46.7
Postage, freight, and supplies	165,439	142,242	23,197	16.3
Miscellaneous	408,857	398,601	10,256	2.6

	$3,739,250	3,398,867	340,383	10.0

Most of the expenses noted in the table above increased primarily due to the staffing and data processing expenses associated with greater business volume.

Income tax expense expressed as a percentage of earnings before taxes increased to 36.2% in 2004 from 35.5% in 2003 due to a decrease in tax-exempt income relative to earnings before income taxes.

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

At December 31, 2003, the allowance for loan losses amounted to $1,699,162. At September 30, 2004, the allowance was $2,005,846. The allowance for loan losses, as a percentage of total gross loans, remained at 1.30% at December 31, 2003 and September 30, 2004. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Nonperforming loans include nonaccruing loans, loans on which foreclosure proceedings have commenced and loans for which payments are more than 90 days past due. On September 30, 2004 there was one loan in the amount of $596,743 on a non-accrual status. The loan was made to finance a real estate development project that was partially completed at the end of June, 2004. Subsequent to the end of the third quarter of 2004, the loan was collected when the collateral for the loan was sold and no loss was recognized on the transaction. There were no related party loans which were considered nonperforming at September 30, 2004.

Liquidity and Sources of Capital

Liquidity is the Bank’s ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Management believes that the financial statements as of September 30, 2004 evidence a satisfactory liquidity position as total cash and cash equivalents totaled approximately $14.1 million, representing 7.5% of total assets. Investment securities totaled approximately $16.3 million, representing 8.6% of total assets as of September 30, 2004. Investment securities provide a secondary source of liquidity for the Bank since they can be converted into cash in a timely manner. The Bank’s ability to maintain and expand its deposit base and borrowing capabilities is an additional source of liquidity. The Bank maintains federal funds lines totaling $9,100,000 with four regional banks in an effort to support short-term liquidity. The Bank is a member of the Federal Home Loan Bank and is eligible to apply for term advances. Management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demands.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

The table below illustrates the Bank’s and the Company’s regulatory capital ratios at September 30, 2004:

	September 30, 2004	Minimum Regulatory Requirement
Consolidated

Tier 1 Capital	7.83%	4.0%
Tier 2 Capital	1.20%	—%

Total risk-based capital ratio	9.03%	8.0%

Leverage ratio	7.28%	4.0%

Bank
Tier 1 Capital	8.93%	4.0%
Tier 2 Capital	1.20%	—%

Total risk-based capital ratio	10.13%	8.0%

Leverage ratio	8.33%	4.0%

Following is an analysis of significant off-balance sheet financial instruments at September 30, 2004 and December 31, 2003.

	September 30, 2004	December 31, 2003
Commitments to extend credit	$30,600,000	$31,125,000
Standby letters of credit	494,000	350,000

Total	$31,094,000	$31,475,000

Item 3. Controls and Procedures

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2004 and, based on their evaluation, the Company’s principal executive and financial officers have concluded that these controls and procedures are operating effectively. There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities and Repurchases of Equity Securities

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

The following exhibits are filed with this report:

Exhibit No.		Description
31.1	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	-	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY NATIONAL BANCSHARES, INC.

Date: November 11, 2004	By:	/s/ William L. Daniel
William L. Daniel, President
(Principal Executive Officer)

Date: November 11, 2004	By:	/s/ Jesse R. Cheatham
Jesse R. Cheatham, Chief Financial Officer
(Principal Accounting Officer)